Form 10-Q
period 1995-09-30
CM CORP
filed 1995-11-14
CIK 316692

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q
(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995

                                    OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For   the   transition   period   from  __________   to__________.

         Commission File Number 2-67676


                                C.M. CORP.
          (Exact name of registrant as specified in its charter)

            Delaware                                      59-1995931
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification Number)


      311 Park Place Boulevard, Suite 500, Clearwater, Florida 34619
                 (Address of principal executive offices)

                              (813) 791-2111
                            (Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes     X          No

Number of shares outstanding of the registrant's common stock as of October 31, 1995:

                   Class                    Outstanding as of October 31, 1995
-----------------------------------       ------------------------------------
     Common Stock, $1 par value                        1,000 shares

                                C.M. CORP.


                                   INDEX




                                                                  Page Number
Part I -    Financial Information
            Item 1.  Financial Statements

                Condensed Balance Sheets -
                  September 30, 1995 and December 31, 1994               3

                Condensed Statements of Operations - Three
                  and Nine Months Ended September 30, 1995
                  and 1994                                               4

                Condensed Statements of Cash Flows - Nine
                  Months Ended September 30, 1995 and 1994               5

                Notes to Condensed Financial Statements                  6

            Item 2.  Management's Discussion and Analysis of
               the of the Results of Operations and Financial
               Condition                                                10

            Item 3.  Defaults Upon Senior Securities                    11


Part II -   Other Information

            Item 6.  Exhibits and Reports on Form 8-K                   12

                                C.M. CORP.
                         CONDENSED BALANCE SHEETS
                                (Unaudited)


                                                    (Dollars in Thousands)
                                               September 30,      December 31,
                                                    1995              1994
                                                 ----------         --------

                                  ASSETS
                                  ------
RESTRICTED CASH ................................    $   616          $   543

ACCRUED INTEREST ...............................         27               36

INVESTMENT IN RESIDENTIAL MORTGAGE LOANS, net ..      1,339            1,883

REAL ESTATE OWNED ..............................         51              263
                                                    -------          -------

                                                    $ 2,033          $ 2,725
                                                    =======          =======

           LIABILITIES AND STOCKHOLDER'S EQUITY
           ------------------------------------
LIABILITIES:
Payable to U.S. Home Mortgage Corporation ......    $ 1,364          $ 1,364
Accrued interest and other liabilities ........         272              278
Long-term debt, in default ....................       3,795            4,228
                                                    -------          -------

        Total liabilities ............... ....        5,431            5,870
                                                    -------          -------


STOCKHOLDER'S EQUITY:


Common stock, $1 par value ...................            1                1
Capital in excess of par value ...............        1,718            1,718
Retained deficit .............................       (5,117)          (4,864)
                                                    -------          -------
         Total stockholder's equity ..........       (3,398)          (3,145)
                                                    -------          -------

                                                    $ 2,033          $ 2,725
                                                    =======          =======


      The accompanying notes are an integral part of these balance sheets.

                                C.M. CORP.
                    CONDENSED STATEMENTS OF OPERATIONS
                          (Dollars in Thousands)
                                (Unaudited)



                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                          -----------------   -----------------
                                             1995     1994      1995     1994
                                          -------   -------   -------   ------
REVENUES:

   Interest .............................  $  89    $ 116       $ 288    $ 360
                                           -----    -----       -----    -----


EXPENSES:
   Interest .............................    118      132         368      408
   Other ................................     20       32          25       80
   Provision of losses on loans and
        real estate owned ...............     10       27         148      106
                                           -----    -----       -----    -----
                                             148      191         541      594
                                           -----    -----       -----    -----


NET LOSS ................................  $ (59)   $ (75)      $(253)   $(234)
                                           =====    =====       =====    =====




   The accompanying notes are an integral part of these statements.

                                C.M. CORP.
                    CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)



                                                             Nine Months Ended
                                                                September 30,
                                                             -----------------
                                                                1995      1994
                                                              -------  -------
Net Cash Used By Operating Activities ......................   $ (44)   $(167)
                                                               -----    -----

Cash Flows From Investing Activities:
   Proceeds from investments in residential mortgage loans .     550      394
                                                               -----    -----
   Net cash provided by investing activities ...............     550      394
                                                               -----    -----

Cash Flows From Financing Activities:
   Repayment of long-term debt .............................    (433)    (191)
                                                               -----    -----
   Net cash used by financing activities ...................    (433)    (191)
                                                               -----    -----

Net Increase In Cash .......................................      73       36

Cash At Beginning of Period ................................     543      644
                                                               -----    -----

Cash At End of Period ......................................   $ 616    $ 680
                                                               =====    =====

Supplemental Disclosure:
    Interest Paid ..........................................   $ 373    $ 411
                                                               =====    =====




       The accompanying notes are an integral part of these statements.

                                C.M. CORP.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1  -      The accompanying  unaudited condensed financial  statements have been prepared pursuant to the rules and  regulations of
               the  Securities  and  Exchange   Commission.   Certain
               information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Although
               C.M. Corp. ("Company") believes that the disclosures made are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the unaudited financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The Company did not have the cash funds to pay the costs and expenses of an audit by independent certified public accountants of its financial statements included in such annual report and, accordingly, those statements are unaudited.

               In the opinion of the Company, the accompanying condensed financial statements contain all adjustments (all of which were normal and recurring) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994, and the results of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 and the statements of cash flows for the nine-month periods ended September 30, 1995 and 1994.

Note 2  -      In  accordance  with  the  terms  of an indenture,  dated as of
               July 15, 1980,  between the Company and The First National Bank of Chicago, as  amended  and supplemented  ("Indenture"),  the
               Company issued, in 1980 and  1981, conventional mortgage-backed
               bonds  with  original   principal  balances  of    $100,000,000
               ("Bonds")  of  which   $3,795,000  in  principal  amount  is
               outstanding  at September 30, 1995.  The  Company  secured  the
               Bonds  pursuant  to an  investment  in a  significant  number
               of    conventional   residential    mortgage   loans  with high
               loan-to-value   ratios   that   are   located   primarily   in
               energy-related    areas which in the mid 1980's  experienced a
               sharp   decline   in  real estate values and high  foreclosure
               rates.  In 1987,  the  costs and  losses  associated  with the repossession, maintenance and resale of foreclosed  properties increased due to depressed  resale values in these areas which,
               in   turn,  accelerated  claims   against  available   blanket
               mortgage   insurance   coverage. During   1987,  the   Company
               projected that,  based on its  accelerated  claim  experience, it would exhaust the blanket mortgage  insurance  coverage for
               the  conventional   mortgage loan pools securing the Bonds and
               such coverage was exhausted during 1988. As a result of the exhaustion of the blanket mortgage insurance coverage for the mortgage pools, losses have been and will be incurred by the Company that previously were reimbursed by the mortgage insurer.

Note 2  -      The  Company  establishes  reserves  for losses on loans and
(cont'd.)      real estate  owned  which  reflect an estimate of the losses that will be incurred in connection with its investment loans
               and foreclosed properties.   These  reserves are   based   on
               management's   best  estimate of amounts that   will   not
               be reimbursed under insurance policies using current and historical information. These estimates may change due to economic and other conditions, the resulting effect of which will be recognized in the period of change.

               The following summarizes valuation reserves for the nine months ended September 30, 1995 and 1994(dollars in thousands).

                                                                 Real Estate
                                                Investments         Owned
                                               ------------      -----------
                Balance at December 31, 1993      $  1,588        $    226
                Provision of losses .....               88              18
                Write-offs ..............             --              (102)
                Reclassification ........              (44)             44
                                                  --------        --------
                Balance at September 30, 1994     $  1,632        $    186
                                                  ========        ========

                Balance at December 31, 1994      $  1,544        $    165
                Provision for losses ....               53              95
                Write-offs ..............              (31)           (141)
                Reclassification ........              (22)             22
                                                  --------        --------
                Balance at September 30, 1995     $  1,544        $    141
                                                  ========        ========

               The Company does not have, nor expect to have, any significant assets other than the mortgage loans, reserve funds and primary mortgage insurance policies pledged as collateral for each series of Bonds. Accordingly, its ability to pay the principal and interest on the Bonds when due is substantially dependent on the cash flow to be generated by the pledged loans and the adequacy of both the reserve funds and coverage under the primary mortgage insurance policies. Substantially all of the pledged mortgage loans are insured by private mortgage insurance coverage for mortgagor payment defaults down to approximately 72% of the original value of the underlying properties on the date of origination of the loans.

               Under the terms of the Indenture, the Company agreed to provide the Trustee with the periodic reports filed with the Securities and Exchange Commission ("SEC") and to provide an annual statement to the bondholders. The Company does not have, nor does it expect to have, the cash funds to pay for the costs and expenses of (a) the annual audit of its financial statements required to be included in the annual report filed with the SEC or (b) the annual statement to be provided to the bondholders. Accordingly, the financial statements included in the Company's latest annual report

Note 2 - and those included in the Company's annual reports filed (cont'd.) with the SEC for 1993, 1992 and 1991 are unaudited and the
               Company  did not and no longer  intends  to  provide  annual
               statements   to   the    bondholders    which   results   in
               non-compliance   with  a  covenant   under  the   Indenture,
               permitting the Trustee or holders of 25% of the Bonds to accelerate their maturity.

               The remaining Series A and Series B Bonds have maturities of July 31, and August 31, 2000, respectively. On May 28, 1992, the Trustee notified the Company that an Event of Default
               (as defined in the Indenture) and a default have occurred under Section 6.01(4) and Section 6.01(2), respectively, of
               the  Indenture.   The  Trustee   declared  the   outstanding
               principal balance of all of the remaining Bonds issued under
               the   Indenture   to  be   immediately   due  and   payable.
               Accordingly, pursuant to Section 12.02(a) of the Indenture, the Company will no longer redeem any of the Bonds.

               As part of the Trustee's annual report to bondholders, dated July 14, 1992, the Trustee notified the bondholders of the notices to the Company on May 28, 1992 relating to the Event of Default and default under the Indenture and acceleration of all amounts due on the remaining Bonds. In addition, the Trustee enclosed a special report, dated July 2, 1993, ("July Report") with its 1993 annual report to the bondholders summarizing, among other things, the remedies available under the Indenture and the actions taken and proposed to be taken by the Trustee relating to the Events of Default. The Trustee informed the bondholders in the July Report that it had retained AM&G Financial Services, Inc. (now known as First Security Capital Markets and hereinafter referred to as "FSCM") in the last half of 1992 to review and analyze the collateral securing the Bonds. The July Report concludes that (a) the proceeds from the liquidation of the collateral would not be sufficient to pay either series of Bonds in full and (b) the projected future cash flows from the collateral will also result in a shortfall in repayment of principal for both series of Bonds.

               Subsequently,  the Trustee  mailed another  special  report,
               dated  December  3,  1993   ("December   Report"),   to  the
               bondholders to update the July Report and advise the bondholders of the course of action that has been elected by the Trustee. As part of the December Report, FSCM analyzed the collateral, including the reserve funds, using more current information as of August 30, 1993 to determine the economic value to the bondholders of immediately liquidating the collateral and distributing the proceeds from the liquidation to the bondholders, compared to the value of holding the collateral intact over the remaining life of the Bonds and using the income stream generated from the collateral to pay the Bonds.

Note 2 -       Based on this analysis and after  considering the additional
(cont'd.)      costs and risks to maintain  the trust  estate  intact,  the
               Trustee also stated in the December Report that ". . . the Trustee has determined not to hold the Trust Estate, but rather to liquidate the Trust Estate and distribute the proceeds to the Bondholders" and the Indenture will be terminated.

               The Trustee informed the bondholders in the Trustee's 1994 annual report to bond-holders, dated July 15, 1994, that FSCM subsequently obtained appraised values and/or brokers' estimated values for all the properties securing the mortgage loans. Based on those values, the Trustee now states that, due to the depreciation in the value of the properties to a greater extent than was assumed previously, such depreciation in value is likely to have a significant effect on the bondholders' ultimate recovery of their investment in the Bonds.

               The Trustee issued a special report, dated October 7, 1994, of the final findings of FSCM in which the Trustee stated their intent to hold the collateral for the present and review periodically this decision with FSCM. As part of the Trustee's 1995 annual report to bondholders, dated July 15, 1995, the Trustee stated it was not aware of any material change in the assumptions or market conditions used in their decision in October 1994 to hold the collateral for the present.

               The Trustee requested reimbursement from the Company for costs of legal counsel and FSCM's collateral evaluation services relating to the Events of Default and for trust administration services of the Trustee. The Company does not have, nor does it expect to have, the cash funds to reimburse the Trustee for these costs. The Trustee may, in certain instances, apply moneys from the reserve funds or from the sale of the pledged collateral to the payment of expenses incurred and advances made by the Trustee pursuant to Section 7.07 of the Indenture. As of September 30, 1995, the Trustee withdrew on a cumulative basis $97,910 from the reserve fund for the Series A Bonds and the same amount of $97,910 from the reserve fund for the Series B Bonds for these costs.

               Thus far, the Company has made timely payments due to the bondholders under the terms of the Indenture. However, the Company believes that the exhaustion of the blanket mortgage insurance coverage for the Bonds issued by the Company, the anticipated withdrawal by the Trustee for additional expenses and advances of the type described in the preceding paragraph, a continuation of the high costs and losses associated with foreclosures on pledged loans and the
               application   by  the  Company  of  certain   proceeds  from

Note 2 -       insurance claims,  principal prepayments and foreclosures to
(cont'd)       payment of interest on the Bonds rather than to  redemptions or prepayments of principal on the Bonds will in the future cause a deficiency in cash flows available for the payments due on the related Bonds and the eventual depletion of the cash reserve funds. Such an event would cause the Company to be unable to meet its normal debt service requirements under the Indenture. The Company agrees with the Trustee that the proceeds from any sale of the remaining collateral by the Trustee will be insufficient to pay the Bonds in full.
               Accordingly, holders of Bonds would receive less than the principal amounts due on their Bonds.

               U.S. Home Mortgage Corporation ("Mortgage"), as servicer, is not obligated to advance delinquent payments due on the pledged mortgage loans unless it reasonably believes that such advances will ultimately be recoverable from mortgage insurance proceeds. On March 27, 1991, Mortgage, as servicer, advised the Company that it will not advance delinquent mortgage loan payments due to the uncertainty of the recoverability of such advances. As a result, the Trustee withdrew a portion of the reserve funds on March 28, 1991 and March 30, 1992 to make the required interest payments on the Series B Bonds. In addition to the withdrawals from the reserve funds by the Trustee for bond administration costs and expenses, the anticipated cash flow deficiencies to meet future debt service requirements will also result in further withdrawals from each of the reserve funds for both series of Bonds until these funds are eventually exhausted. As of September 30, 1995, the remaining balance in each of the two cash reserve funds separately securing the Series A and B Bonds outstanding on that date was approximately $248,000 and $204,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Results of Operations -

            Interest revenues and expenses decreased during the three and nine month periods ended September 30, 1995 compared to the same periods in 1994 due, primarily, to a reduction in the outstanding principal balances of the mortgage loans, real estate owned and long-term debt. The reductions in the outstanding principal balances of the mortgage loans, real estate owned and long-term debt are due to principal repayments of the mortgage loans and liquidation of real estate owned, resulting in a corresponding retirement of the related long-term debt. Other expenses also decreased during 1995 as compared to 1994 due, primarily, to a reduction in bond administration costs and expenses. In addition, provision for losses on loans and real estate owned increased during the nine months ended September 30, 1995 as compared to the same period in 1994 due primarily to additional losses on foreclosed properties.

            The Company's profitability will be adversely impacted by future foreclosures, the inadequacy of mortgage insurance coverage on loans which are not now delinquent and the costs and expenses relating to the Events of Default.

            Financial Condition and Liquidity -

            At September 30, 1995, the Company had outstanding approximately $3.8 million of mortgage-backed bonds ("Bonds") issued under two series of publicly held debt. On May 28, 1992, the Trustee for the Bonds notified the Company that an Event of Default (as defined in the Indenture) had occurred and declared the outstanding principal balance of all of the remaining Bonds issued under the Indenture to be immediately due and payable. The Company does not have, nor expect to have, any significant assets other than the mortgage loans, reserve funds and primary mortgage insurance policies pledged as collateral for each remaining series of Bonds. Accordingly, the Company's ability to pay the principal and interest on the Bonds when due is substantially dependent on the cash flows to be generated by the pledged loans and the adequacy of both the reserve funds and coverage under the primary mortgage insurance policies. For additional information, see "Note 2 of Notes to Condensed Financial Statements".

Item 3.     Defaults Upon Senior Securities.

            The remaining Series A and Series B Bonds ($3.8 million outstanding at September 30, 1995) have stated maturities of July 31, and August 31, 2000, respectively. On May 28, 1992, the Trustee notified the Company that an Event of Default (as defined in the Indenture) had occurred and declared the outstanding principal balance of all of the remaining Bonds issued under the Indenture to be immediately due and payable. For additional information, see "Note 2 of Notes to Condensed Financial Statements."

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 Exhibit 11 - Computation of Loss Per Common Share.
                 Exhibit 27 - Financial Data Schedule

            (b)  Reports on Form 8-K

                 No Current Report on Form 8-K was filed by the Company during the three months ended September 30, 1995.



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         C.M. CORP.
                                         (Registrant)


Date:  November  9, 1995                 /s/ James R. Petty
                                         -------------------
                                         (James R. Petty)
                                         President and Chief Executive Officer
                                           (principal executive officer)


Date:  November  9, 1995                 /s/ Ronald C. McCabe
                                         ---------------------
                                         (Ronald C. McCabe)
                                         Senior Vice President and Chief
                                         Accounting Officer
                                           (principal accounting officer)

                             INDEX OF EXHIBITS




 Exhibit                                                              Page
 Number                                                              Number
--------                                                             ------
     11          Computation of Loss Per Common Share                 15

     27          Financial Data Schedule                              16