Form 10-K
period 1995-12-31
CM CORP
filed 1996-04-01
CIK 316692

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended December 31, 1995
                                     OR
(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from _____________ to ______________.

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

                               (813) 791-2111
                             (Telephone Number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 1996:
None

Number of shares outstanding of the registrant's common stock as of February 29, 1996:

                   Class                   Outstanding at February 29, 1996
     Common Stock, $1 par value                     1,000 shares

                    Documents Incorporated by Reference

Registrant's  prospectus,   dated  July  23,  1980  (Registration  No.
2-67676),  is  incorporated  by  reference  in Part I.
                           Page 1 of 46 Exhibit
                   Index Located on Pages 32 through 46

                                   PART I

Item 1.  Business
- - -------  --------

               C.M. Corp., a Delaware  corporation  (the  "Company"),  is a wholly-owned subsidiary of U.S. Home Mortgage Corporation ("Mortgage") which in turn is a wholly-owned subsidiary of U.S. Home Corporation ("U.S. Home"). The Company was organized primarily to facilitate the financing of residential mortgage loans on single-family residences sold by U.S. Home through the purchase of such loans and the issuance and sale of mortgage-backed bonds. Since 1982, the Company has not engaged in activities other than activities with respect to the outstanding bonds and does not intend to engage in the purchase of loans or issuance and sale of additional mortgage-backed bonds or any other business activities.

               The Company's business is conducted from the offices of Mortgage in Clearwater, Florida.

               During the period from August 1, 1980 through July 31, 1981, pursuant to an Indenture, dated as of July 15, 1980, between the Company and The First National Bank of Chicago as Trustee (the "Trustee") as amended and supplemented (the "Indenture"), the Company issued and sold an aggregate principal amount of $100,000,000 of mortgage-backed bonds ("Bonds") of which $3,562,000 was outstanding at December 31, 1995. At December 31, 1995, Mortgage has no investment in or advances to the Company.

               Each series of Bonds was secured, at the time of issuance, by assignment to the Trustee of a separate security package consisting of pledged residential mortgage loans, the related primary and blanket mortgage insurance policies, the Company's rights under the applicable servicing agreement with Mortgage, as servicer, and a cash reserve fund. The foregoing is a summary of certain of the terms of the Bonds issued under the Indenture by the Company. Although certain of the terms may vary by series, each series of Bonds has substantially similar terms. A more complete description of the remaining Bonds may be found in the Company's prospectus dated July 23, 1980 (Registration No. 2-67676), which is incorporated herein by reference.

               A significant number of conventional residential mortgage loans in which the Company invested in, and pledged to secure the Bonds, had high loan-to-value ratios and were secured by property located in energy-related areas, primarily in Texas, Colorado and Louisiana, which in the mid 1980's experienced a sharp decline in real estate values and high foreclosure rates. During 1987, the Company projected that, based on its recent accelerated claims experience, it would exhaust the blanket mortgage insurance coverage for the conventional mortgage pools securing each series of Bonds. During 1995 and 1993, the Company recorded loan loss provisions of $166,000 and $92,000, respectively, for estimated losses associated with its investment loans and foreclosed properties and there were no loan loss provisions recorded in 1994.

               The Company does not have, nor expect to have, any significant assets other than the mortgage loans, reserve funds and primary mortgage insurance policies pledged as collateral for each remaining series of Bonds. Accordingly, the Company's ability to pay the principal and interest on the Bonds when due depends on the ongoing cash flows and any liquidation proceeds generated by the pledged loans and funds available from the reserve funds and coverage under the primary mortgage insurance policies. Substantially all of the pledged mortgage loans are insured by primary mortgage insurance coverage for mortgagor payment defaults down to approximately 72% of the original value of the underlying properties on the date of origination of the loans.

               The delinquency, restructuring and non-performing loan data related to the residential mortgage loans held for investment by the Company at December 31, 1995 and 1994 follows:
                                                      1995        1994
                                                  ----------    -------
               Residential Mortgage Loans
               (by number of loans) -
                    Delinquency:  (a)
                          Number delinquent          5              4
                          Total number of loans     69             83
                          Percentage                 7.25%          4.82%
                    Restructurings                  None (b)       None (b)
                    Non-performing                  (c)            (c)

      (a) Based on loans one or more months past due including loans in foreclosure.

      (b)   Does not include assumed loans.

      (c) Included in delinquency statistics; substantially all residential mortgage loans are insured against mortgagor defaults down to approximately 72% of the original loan-to-value ratio on the date of origination of the loans by private mortgage insurance companies.

            Set forth below are the mortgage loan and real estate owned balances together with delinquency statistics (each by the outstanding aggregate principal balance and number of loans or properties) as of February 29, 1996 for each series of Bonds outstanding on that date.

      Series
        of     Mortgage Loan     Real Estate Owned (1)   Delinquent Loans (2)
      Bonds   Principal   Number   Principal     Number  Principal    Number
      -----  ----------   ------   ---------     ------  ---------    ------
        A    $1,071,548     26     $   -           -     $102,779        3
        B    $1,610,797     42     $42,710         1     $ 67,504        2


      (1) Aggregate real estate owned balances as of February 29, 1996 for foreclosed properties awaiting sale as of that date.

      (2) Aggregate delinquent mortgage loan balances pledged to each respective series of Bonds as of February 29, 1996 for loans past due for 30 or more days on that date.

            Under the terms of the Indenture, the Company agreed to provide the Trustee with the periodic reports filed with the Securities and Exchange Commission ("SEC") and to provide an annual statement to the bondholders. However, the Company does not have, nor does it expect to have, the cash funds to pay for the costs and expenses of (a) the annual audit of its financial statements required to be included in the annual report filed with the SEC or (b) the annual statement to be provided to the bondholders. Accordingly, the accompanying financial statements and those included in the Company's annual reports filed with the SEC since 1991 are unaudited and the Company did not and no longer intends to provide annual statements to the bondholders which results in non-compliance with a covenant under the Indenture, permitting the Trustee or holders of 25% of the Bonds to accelerate their maturity.

            The remaining Series A and Series B Bonds have stated maturities of July 31, and August 31, 2000, respectively. On May 28, 1992, the Trustee notified the Company that an Event of Default (as defined in the Indenture) had occurred and declared the outstanding principal balance of all of the remaining Bonds issued under the Indenture to be immediately due and payable.

            Set forth below are the outstanding Bond principal balances along with the remaining blanket mortgage insurance coverage and cash reserve funds as of February 29, 1996.


      Series of    Bond Principal     Blanket Mortgage         Cash Reserve
      Bonds       Balance           Insurance Coverage            Funds
      -----       --------------    ------------------        ------------

        A         $1,292,285               None                  $253,636
        B         $2,269,500               None                  $208,209

      For additional information, see "Note 4 of Notes to Financial
      Statements."

      Item 2.        Properties
      -------        ----------

      None.

      Item 3.        Legal Proceedings
      -------        -----------------

      None.

      Item 4.        Submission of Matters to a Vote of Security Holders
      -------        ---------------------------------------------------

      None.

                                  PART II

      Item 5.        Market for the Registrant's Common Stock and Related
                      Stockholder Matters
      ------         ----------------------------------------------------
      Not applicable.

      Item 6.        Selected Financial Data
      -------        -----------------------

                     SUMMARY OF SELECTED FINANCIAL DATA
                 FOR THE FIVE YEARS ENDED DECEMBER 31, 1995
               (Dollars in Thousands, Except Per Share Data)

                                               Years Ended December 31,
                                 --------------------------------------------
                                 1995     1994     1993      1992        1991
                                ------   ------   ------    ------      -----

OPERATING REVENUES              $  371   $  474   $  560    $  698     $  867

OPERATING LOSS                  $ (303)  $ (165)  $ (196)   $ (148)    $  (91)

INCOME TAXES                    $   -    $   -    $   -     $   -      $   -
                                ------- -------  -------   -------     -----
NET LOSS                        $ (303)  $ (165)  $ (196)   $ (148)    $  (91)
                                ======   ======   ======    ======    =======

NET LOSS PER COMMON SHARE       $  303   $  165   $  196    $  148     $   91

DIVIDENDS PER COMMON SHARE      $   -    $   -    $   -     $   -      $   -

TOTAL ASSETS                    $1,746   $2,725   $3,257    $4,242     $5,019

TOTAL LONG-TERM DEBT            $3,562   $4,228   $4,588    $5,335     $5,967

      Item 7.        Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
      -------        -------------------------------------------------

      Results of Operations

               Interest revenues and expenses decreased during 1995 compared to 1994 and 1994 compared to 1993 due, primarily, to a reduction in the outstanding principal balances of mortgage loans and long-term debt. The reductions in the outstanding principal balances of the mortgage loans and long-term debt are due to principal repayments of mortgage loans and liquidation of real estate owned resulting in a corresponding retirement of the related long-term debt. In addition, provision for losses on loans and real estate owned increased in 1995 compared to 1994 and 1993 due, primarily, to additional losses on foreclosed properties. Other expenses decreased in 1995 as compared to 1994 and 1993 due, primarily, to a reduction in bond administration costs and expenses.

               During 1995 and 1993, the Company recorded provisions of $166,000 and $92,000, respectively, for estimated losses associated with its investment loans and foreclosed properties and there were no loan loss provisions recorded in 1994. These losses are a result of the continued high costs and losses associated with foreclosure activity and the exhaustion of the blanket mortgage insurance coverage to reimburse the Company for such activity. In addition, the Company's interest expense obligations on the Bonds exceed the interest revenues earned and collected on the underlying mortgage loans.

               The Company's profitability will continue to be adversely impacted by future foreclosures and the inadequacy of mortgage insurance coverage on the loans which are not now delinquent and the costs and expenses relating to the Events of Default along with interest expense exceeding interest revenues.

      Liquidity

               At December 31, 1995, the Company had outstanding approximately $3,562,000 of Bonds issued pursuant to the Indenture under two series of publicly held debt. On May 28, 1992, the Trustee for the Bonds notified the Company that an Event of Default had occurred and declared the outstanding principal balance of the Bonds issued under the Indenture to be immediately due and payable. The Company does not have, nor does it expect to have, any significant assets other than the mortgage loans, reserve funds and primary mortgage insurance policies pledged as collateral for each of the remaining series of Bonds. Accordingly, the Company's ability to pay the principal and interest on the Bonds when due depends on the ongoing cash flows and any liquidation proceeds generated by the pledged loans and the funds available from the cash reserve funds and coverage under the primary mortgage insurance policies.

               Thus far, the Company has made timely payments due to the bondholders under the terms of the Indenture. However, the Company believes that the exhaustion of the blanket mortgage insurance coverage for the Bonds issued by the Company, the anticipated withdrawal by the Trustee to pay for its trust administration services and for the expenses and costs of the Events of Default, a continuation of the high costs and losses associated with foreclosures on pledged loans and the application by the Company of certain proceeds from insurance claims, principal prepayments and foreclosures to payment of interest on the Bonds rather than to redemptions or prepayments of principal on the Bonds will in the future cause a deficiency in cash flows available for the payments due on the related Bonds and the eventual depletion of the cash reserve funds. Such an event would cause the Company to be unable to meet its normal debt service requirements under the Indenture. The Company agrees with the Trustee that any sale of the remaining collateral by the Trustee will be insufficient to pay the Bonds in full. Accordingly, holders of Bonds would receive less than the principal amounts due on their Bonds.

      For additional information, see "Note 4 of Notes to Financial
      Statements."

      Item 8.        Financial Statements and Supplementary Data
      -------        -------------------------------------------

                                 C.M. CORP.
                                 ----------

                       INDEX TO FINANCIAL STATEMENTS
                       -----------------------------

FINANCIAL STATEMENTS

     Report of Independent Certified Public Accountants - omitted*

     Balance Sheets - December 31, 1995 and 1994

     Statements of Operations - For the Years Ended December 31, 1995, 1994, and 1993

     Statements of Stockholder's  Equity - For the Years Ended December
          31, 1995, 1994, and 1993

     Statements of Cash Flows - For the Years Ended  December 31, 1995,
          1994, and 1993

     Notes to Financial Statements

     All schedules of C.M. Corp. are omitted as not applicable or not required, or the required information is included in the Financial Statements.

 * The Company does not have the cash funds to pay for the costs and expenses of an audit of its financial statements by independent certified accountants and, accordingly, the accompanying statements are unaudited.

                                 C.M. CORP.
                               BALANCE SHEETS
                         DECEMBER 31, 1995 AND 1994
                         --------------------------
                                (Unaudited)*

                                                      (Dollars in Thousands)
                                                         1995          1994
                                                        -------     --------
                                  ASSETS
                                  ------

RESTRICTED CASH ......................................   $   521    $   543

ACCRUED INTEREST RECEIVABLE ..........................        29         36

INVESTMENT IN RESIDENTIAL MORTGAGE LOANS, net ........     1,196      1,883

REAL ESTATE OWNED ....................................      --          263
                                                         -------    -------
                                                         $ 1,746    $ 2,725
                                                         =======    =======

                    LIABILITIES AND STOCKHOLDER'S EQUITY
                    ------------------------------------

LIABILITIES:

      Payable to U.S. Home Mortgage Corporation ......   $ 1,364    $ 1,364
      Accrued interest and other liabilities .........       268        278
      Long-term debt, in default .....................     3,562      4,228
                                                         -------    -------
          Total liabilities ..........................     5,194      5,870
                                                         -------    -------

STOCKHOLDER'S EQUITY:

      Common stock, $1 par value, 1,000 shares
            authorized and outstanding ...............         1          1
      Capital in excess of par value .................     1,718      1,718
      Retained deficit ...............................    (5,167)    (4,864)
                                                         -------    -------
          Total stockholder's equity .................    (3,448)    (3,145)
                                                         -------    -------
                                                         $ 1,746    $ 2,725
                                                         =======    =======

      The accompanying notes are an integral part of these balance sheets.

  * The Company does not have the cash funds to pay for the costs and expenses of an audit of its financial statements by independent certified accountants and, accordingly, the accompanying statements are unaudited.

                                 C.M. CORP.
                          STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
            ----------------------------------------------------
                                (Unaudited)



                                                   (Dollars in Thousands)

                                                     1995      1994      1993
                                                     -----    -----     -----

REVENUES:

      Interest ...................................   $ 371    $ 474    $ 560

EXPENSES:

      Interest ...................................     480      535      599
      Provision for losses on loans and
            real estate owned ....................     166     --         92
      Other ......................................      28      104       65
                                                     -----    -----    -----
                                                       674      639      756
                                                     -----    -----    -----

NET LOSS .........................................   $(303)   $(165)   $(196)
                                                     =====    =====    =====




      The accompanying notes are an integral part of these statements

                                 C.M. CORP.
                     STATEMENTS OF STOCKHOLDER'S EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
            ----------------------------------------------------
                                (Unaudited)



                                                (Dollars in Thousands,
                                                   Except Par Value)

                                               Common   Capital in
                                               Stock     Excess of   Retained
                                              $1 Par     Par Value   Deficit
                                              ------     ---------   -------

BALANCE, December 31, 1992 .................  $     1   $ 1,718      $(4,503)

Net loss for the year ......................      --        --          (196)
                                              -------   -------      -------

BALANCE, December 31, 1993..................       1     1,718        (4,699)

Net loss for the year ......................     --        --           (165)
                                              -------   -------      -------

BALANCE, December 31, 1994..................        1     1,718       (4,864)

Net loss for the year ......................     --        --           (303)
                                              -------   -------      -------

BALANCE, December 31, 1995..................  $     1   $ 1,718      $(5,167)
                                              =======   =======      =======



      The accompanying notes are an integral part of these statements.

                                 C.M. CORP.
                          STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
            ----------------------------------------------------
                                (Unaudited)

                                                    (Dollars in Thousands)
                                                 1995        1994        1993
                                               -------     -------     -------

Cash Flows From Operating Activities:
    Net loss ...............................   $  (303)   $  (165)    $  (196)
Adjustments to reconcile net loss to net
    cash provided (used) by operating
    activities -
    Provision for losses on loans and real
       estate owned ........................       166       --            92
    Amortization of discounts on investments        (6)       (38)        (53)
    Changes in assets and liabilities -
    Decrease (increase) in receivables
       and real estate owned ...............       104       (140)        (86)
    Decrease in accrued interest and other
       liabilities .........................       (10)        (7)        (42)
                                               -------    -------     -------
Net cash used by operating activities ......       (49)      (350)       (285)
                                               -------    -------     -------

Cash Flows From Investing Activities:
    Proceeds from investments in residential
       mortgage loans ......................       693        609         835
    Decrease in restricted cash ............        22        101         197
                                               -------    -------     -------
    Net cash used by financing activities ..       715        710       1,032
                                               -------    -------     -------

Cash Flows From Financing Activities:
    Repayment of long-term debt ............      (666)      (360)       (747)
                                               -------    -------     -------
    Net cash used by financing activities ..      (666)      (360)       (747)
                                               -------    -------     -------

Net Change In Cash .........................      --         --          --
Cash At Beginning Of Year ..................      --         --          --
                                               -------    -------     -------

Cash At End Of Year ........................   $  --      $  --       $  --
                                               =======    =======     =======

Supplemental Disclosure:
    Interest Paid ..........................   $   490    $   541     $   610
                                               =======    =======     =======

      The accompanying notes are an integral part of these statements.

                                 C.M. CORP.
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                           (Dollars in Thousands)
                                (Unaudited)

(1)   SIGNIFICANT ACCOUNTING POLICIES:

      Nature of Operations and Basis of Presentation -
      ----------------------------------------------

             C.M. Corp., a Delaware corporation (the "Company"), is a wholly-owned subsidiary of U.S. Home Mortgage Corporation ("Mortgage") which in turn is a wholly-owned subsidiary of U.S. Home Corporation ("U.S. Home"). The Company was organized to facilitate the financing of residential mortgage loans on single-family residences built and sold by U.S. Home through the purchase of loans and the issuance and sale of mortgage-backed bonds. The Company has not engaged in activities other than activities with respect to the outstanding bonds since 1982 and does not intend to engage in the purchase of loans or issuance and sale of additional mortgage-backed bonds or any other business activities.

             The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Management's estimates and assumptions are reflective of, among other things, prevailing market conditions, current operating strategies and the availability of capital which are all subject to change. Changes to the aforementioned or other conditions could, in turn, cause changes in such estimates and assumptions and, as a result, actual results could differ for the original estimates.

             The Company does not have the cash funds to pay for the costs and expenses of an audit of its financial statements by independent certified accountants and, accordingly, the accompanying statements are unaudited.

      Financial Instruments -
      -----------------------

             All of the assets of the Company are pledged under an Indenture with the Trustee (see Note 4) as collateral for the outstanding mortgage-backed bonds issued by the Company. The Trustee has declared the outstanding principal balance of all the remaining bonds to be immediately due and payable. The payment of the principal and interest due on the bonds depends on the ongoing cash flows and any liquidation proceeds generated from the pledged assets. The disposition and liquidation of the pledged assets to pay the principal and interest on the bonds is at the discretion and under the control of the Trustee. The Company has been informed there is no active secondary market for these bonds.

             It is not practical to estimate the fair value of the Company's long-term debt since the outstanding mortgage-backed bonds issued by the Company are in default and there is no active secondary market for these bonds. In addition, the Company does not have any assets to fund the payable to U.S. Home Mortgage Corporation.

      Income Recognition -
      --------------------

             Discounts applicable to investment in residential mortgage loans were deferred and amortized to income using the effective interest rate method over the estimated average life of the loans.

      Real Estate Owned -
      -------------------

             Real estate acquired in settlement of defaulted mortgage loans is included in the accompanying balance sheets at the lower of its cost or estimated fair value less related expenses to dispose of the property. At December 31, 1994, all of the real estate owned was pledged as collateral for long-term debt.


(2)   VALUATION RESERVES:

             The Company invested in a significant number of conventional residential mortgage loans with high loan-to-value ratios that are located primarily in energy-related areas which in the mid 1980's experienced a sharp decline in real estate values and high foreclosure rates. In 1987, the costs and losses associated with the repossession, maintenance and resale of foreclosed properties increased due to depressed resale values in these areas which, in turn, accelerated claims against available blanket mortgage insurance coverage. During 1987, the Company projected that, based on its accelerated claim experience, it would exhaust the blanket mortgage insurance coverage for the conventional mortgage loan pools securing the mortgage-backed bonds issued by the Company and such coverage was exhausted during 1988. As a result of the exhaustion of the blanket mortgage insurance coverage for the mortgage pools, losses have been and will be incurred by the Company that previously were reimbursed by the mortgage insurer.

             The Company established reserves for losses on loans and real estate owned which reflect an estimate of the losses that will be incurred in connection with its investment loans and foreclosed properties. These reserves are based on management's best estimate of amounts that will not be reimbursed under insurance policies using current and historical information. These estimates may change due to economic and other conditions, the resulting effect of which will be recognized in the period of change.

             The following summarizes valuation reserves for the years ended December 31, 1995, 1994 and 1993.

                                                                 Real Estate
                                             Investments              Owned
                                             -----------          ----------

         Balance at December 31, 1992          $ 1,676             $    78
         Provision for losses .......               44                  48
         Write-offs .................             --                   (32)
         Reclassification ...........             (132)                132
                                               -------             -------
         Balance at December 31, 1993          $ 1,588             $   226
         Write-offs .................             --                  (105)
         Reclassification ...........              (44)                 44
                                               -------             -------
         Balance at December 31, 1994          $ 1,544             $   165
         Provision for losses .......               36                 130
         Write-offs .................              (14)               (317)
         Reclassification ...........              (22)                 22
                                               -------             -------
         Balance at December 31, 1995          $ 1,544             $  --
                                               =======             =======

(3)   INVESTMENT IN RESIDENTIAL MORTGAGE LOANS:

             At December 31, 1995, the investment in residential mortgage loans has interest rates ranging from 9.875% to 12.875% per annum
      (weighted   average  interest  rate  of  approximately   10.92%)  and
      maturities through August 1, 2010. All mortgage loans purchased by the Company are held for long-term investment and are included in the accompanying balance sheets at amortized cost net of valuation reserves. At December 31, 1995 and 1994, all of the investment in residential mortgage loans were pledged as collateral for long-term debt (see Note 4).

(4)   LONG-TERM DEBT:

             In accordance with the terms of the indenture, dated as of July 15, 1980, between the Company and The First National Bank of Chicago, as amended and supplemented (the "Indenture"), the Company issued, in 1980 and 1981, conventional mortgage-backed bonds having original principal balances of $100,000 ("Bonds") of which $3,562 in principal amount is outstanding at December 31, 1995. At December 31, 1995, the two remaining series of Bonds have interest rates of 11.75% and 12.25% per annum and maturities on the last day of July and August, 2000.

             The Company does not have, nor expect to have, any significant assets other than the mortgage loans, reserve funds and primary mortgage insurance policies pledged as collateral for each series of Bonds. Accordingly, its ability to pay the principal of, and interest on, the Bonds when due depends on the ongoing cash flow and any liquidation proceeds to be generated by the pledged loans and the funds available from the reserve funds and coverage under the primary mortgage insurance policies.

             Under the terms of the Indenture, the Company agreed to provide the Trustee with the periodic reports filed with the Securities and Exchange Commission ("SEC") and to provide an annual statement to the bondholders. The Company does not have, nor does it expect to have, the cash funds to pay for the costs and expenses of
      (a) the annual audit of its financial statements required to be included in the annual report filed with the SEC or (b) the annual statement to be provided to the bondholders. Accordingly, the accompanying financial statements and those included in the Company's annual reports filed with the SEC since 1991 are unaudited and the Company did not and no longer intends to provide annual statements to the bondholders which results in non-compliance with a covenant under the Indenture, permitting the Trustee or holders of 25% of the Bonds to accelerate their maturity.

             On May 28, 1992, the Trustee notified the Company that an Event of Default (as defined in the Indenture) and a default had occurred under Section 6.01(4) and Section 6.01(2), respectively, of the Indenture. The Trustee also declared the outstanding principal balance of all of the remaining Bonds issued under the Indenture to be immediately due and payable. Accordingly, pursuant to Section 12.02(a) of the Indenture, the Company will no longer redeem any of the Bonds.

             As part of the Trustee's annual report to bondholders, dated July 14, 1992, the Trustee notified the bondholders of the notices to the Company on May 28, 1992 relating to the Event of Default and default under the Indenture and acceleration of all amounts due on the remaining Bonds. In addition, the Trustee enclosed a special report, dated July 2, 1993 ("July Report") with its 1993 annual report to the bondholders summarizing, among other things, the remedies available under the Indenture and the actions taken and proposed to be taken by the Trustee relating to the Events of Default. The Trustee informed the bondholders in the July Report that it had retained AM&G Financial Services, Inc. (now known as First Security Capital Markets and hereinafter referred to as "FSCM") in the last half of 1992 to review and analyze the collateral securing the Bonds. The July Report concludes that (a) the proceeds from the liquidation of the collateral would not be sufficient to pay either series of bonds in full and (b) the projected future cash flows from the collateral will also result in a shortfall in repayment of principal for both series of bonds.

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

             Based on this analysis and after considering the additional costs and risks to maintain the trust estate intact, the Trustee also stated in the December Report that ". . . the Trustee has determined not to hold the Trust Estate, but rather to liquidate the Trust Estate and distribute the proceeds to the Bondholders and the Indenture will be terminated."

             The Trustee  informed the  bondholders  in the Trustee's  1994 annual report to bondholders, dated July 15, 1994, that FSCM subsequently obtained appraised values and/or brokers' estimated values for all the properties securing the mortgage loans. Based on those values, the Trustee now states that, due to the depreciation in the value of the properties to a greater extent than was assumed previously, such depreciation in value is likely to have a significant affect on the bondholders' ultimate recovery of their investment in the Bonds.

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

             The Trustee requested reimbursement from the Company for costs of legal counsel and FSCM's collateral evaluation services relating to the Events of Default and for trust administration services of the Trustee. The Company does not have, nor does it expect to have, the cash funds to reimburse the Trustee for these costs. The Trustee may, in certain instances, apply moneys from the reserve funds or from the sale of the pledged collateral to the payment of expenses incurred and advances made by the Trustee pursuant to Section 7.07 of the Indenture. As of December 31, 1995, the Trustee withdrew on a cumulative basis $98 from the reserve fund for the Series A Bonds and the same amount of $98 from the reserve fund for the Series B Bonds for these costs.

             Thus far, the Company has made timely payments due to the bondholders under the terms of the Indenture. However, the Company believes that the exhaustion of the blanket mortgage insurance coverage for the bonds issued by the Company, the anticipated withdrawal by the Trustee for expenses and advances for its trust administration services and for the expenses and costs of the Events of Default, a continuation of the high costs and losses associated with foreclosures on pledged loans and the application by the Company of certain proceeds from insurance claims, principal prepayments and foreclosures to payment of interest on the Bonds rather than to redemptions or prepayments of principal on the Bonds will in the future cause a deficiency in cash flows available for the payments due on the related Bonds and the eventual depletion of the cash reserve funds. Such an event would cause the Company to be unable to meet its normal debt service requirements under the Indenture. The Company agrees with the Trustee that any sale of the remaining collateral by the Trustee will be insufficient to pay the Bonds in full. Accordingly, holders of Bonds would receive less than the principal amounts due on their Bonds.

             Mortgage, as servicer, is not obligated to advance delinquent payments due on the pledged mortgage loans unless it reasonably believes  that such  advances will  ultimately  be  recoverable  from mortgage insurance proceeds. On March 27, 1991, Mortgage, as servicer, advised the Company that it will not advance delinquent mortgage loan payments due to the uncertainty of the recoverability of such advances. As a result, the Trustee withdrew a portion of the reserve funds on March 28, 1991 and March 30, 1992 to make the required interest payments on the Series B Bonds. In addition to the withdrawals from the reserve funds by the Trustee for bond administration costs and expenses, the anticipated cash flow deficiencies to meet future debt service requirements will also result in further withdrawals from each of the reserve funds for both series of bonds until these funds are eventually exhausted.

             The Company has two cash reserve funds separately securing each of the two remaining Bond series. At December 31, 1995, the balance of each of the cash reserve funds securing the Series A and Series B Bonds was $251 and $206, respectively. These cash reserve funds may be invested in certain specified types of investments.

(5)   INCOME TAXES:

             The Company is included in the consolidated federal income tax return filed by U.S. Home. The Company records its income tax provisions on a separate company basis in accordance with an allocation agreement with U.S. Home. Due to the continued net losses and uncertainties of the Company, no current or deferred income taxes have been provided in the financial statements.

(6)   TRANSACTIONS WITH AFFILIATED COMPANIES:

             Mortgage acts as servicing agent for the mortgage loans owned by the Company. Mortgage is entitled to a monthly servicing fee on each pledged loan at an agreed upon minimum rate. Mortgage also furnishes the Company with bookkeeping, accounting and administrative services, including services of the officers and employees of Mortgage without charge to the Company.

       Item 9.      Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure
       -------      ------------------------------------------------

      See note 1 to the financial statements.

                                  PART III

      Item 10.      Directors and Executive Officers of the Registrant
      --------      --------------------------------------------------

             The Company's Board of Directors and executive officers during 1995 and their respective ages, length of service as a director and positions are set forth below:

                                          Served as
                                           Director
          Name                      Age      Since      Position and Office
     ---------------                ---   ----------    -------------------

      James R. Petty                 47       1992      Director and President

      Ronald C. McCabe               47       1992      Director,  Senior Vice
                                                        President  and
                                                        Secretary

      Kevin W. Kennedy               41       1992      Director and Senio
                                                        Vice President

      Virginia S. Casagrande         45        -        Vice President,
                                                        Controller and
                                                        Assistant Secretary

             No family relationship exists among any of the directors or executive officers of the Company.

             The term of each of the foregoing directors expires at the next annual meeting of the stockholder of the Company. Each of the foregoing executive officers has been elected to serve in the office indicated until the first meeting of the Board of Directors following the next annual meeting of the stockholder of the Company or until his or her successor is elected and qualified.

             Mr. Petty has served as President of the Company since September 1980 and has been President of Mortgage since that date. He also served as Director of the Company from September 1980 until April 1991. Mr. Petty has also been a President of Operations of U.S. Home since March 1985.

             Mr. McCabe has been a Senior Vice President of the Company since April 1991 and, prior thereto, was Senior Vice President and Chief Accounting Officer since November 1984. He has also served as Secretary of the Company since April 1992 and a Director from October 1987 until April 1991. Mr. McCabe has also been Senior Vice President, Chief Accounting Officer, Chief Financial Officer and Secretary of Mortgage since April 1992 and, prior thereto, was Senior Vice President and Chief Accounting Officer since November 1984.

             Mr. Kennedy has served as Senior Vice President of the Company since April 1993 and, prior thereto, as Vice President since March 1988. He has also been a Senior Vice President, Secondary Marketing, of Mortgage since March 1993 and, prior thereto, has been a Vice President, Secondary Marketing since April 1988.

             Ms. Casagrande has been a Vice President, Controller and Assistant Secretary of the Company since April 1993. She has also served as a Vice President, Controller and Assistant Secretary of Mortgage since August 1992 and, prior thereto, was an Accounting Manager with Mortgage since October 1991. Previously, Ms. Casagrande had been a Division Controller for Carlton Homes, Inc. from September 1986 until August 1991.

      Item 11.     Executive Compensation
      --------     ----------------------

             The Company does not pay or accrue any fees, salaries or other forms of compensation to its directors or officers for their services. The directors and officers receive compensation from Mortgage for services performed for affiliated entities which may include services performed for the Company. However, the Company believes that any compensation attributable to services rendered for the Company is immaterial.

      Item 12.     Security Ownership of Certain Beneficial Owners and
                   Management
      --------     ---------------------------------------------------

             As of March 15, 1996, Mortgage owned all of the issued and outstanding stock of the Company.

      Item 13.    Certain Relationships and Related Transactions
      --------    ----------------------------------------------

             At December 31, 1995, the remaining payable to Mortgage of $1,364 consists, primarily, of funds advanced to the Company to redeem certain series of mortgage-backed bonds.

                                  PART IV

       Item 14.     Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K
       --------     ---------------------------------------------------

(a)1. and 2. The following financial statements are filed as part of this report.  See Index to Financial Statements - Item 8.

(a)3.        List of Exhibits

             3.1 Certificate of Incorporation of Registrant. Exhibit 3.1 to Registrant's Registration Statement on Form S-ll, registration No. 2-67676, is incorporated by reference.

             3.2 By-Laws of Registrant. Exhibit 3.2 to Registrant's Registration Statement on Form S-ll, registration No. 2-67676 is incorporated by reference.

             4.1 Indenture, dated as of July 15, 1980, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee. Exhibit 4.1 to Registrant's Registration Statement on Form S-11, registration No. 2-67676, is incorporated by reference.

             4.2 First Supplemental Indenture, dated as of July l5, 1980, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.2 to Registrant's Registration Statement on Form S-ll, registration No. 2-67676, is incorporated by reference.

             4.3 Second Supplemental Indenture, dated as of August l5, 1980, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.3 to Registrant's Registration Statement on Form S-ll, registration No. 2-67676, is incorporated by reference.

             4.4 Third Supplemental Indenture, dated as of October l, 1980, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.4 to Registrant's Registration Statement on Form S-ll, registration No. 2-67676, is incorporated by reference.

             4.5 Fourth Supplemental Indenture, dated as of November l5, 1980, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.5 to Registrant's Registration Statement on Form S-ll, registration No. 2-67676, is incorporated by reference.

             4.6 Fifth Supplemental Indenture, dated as of December l5, 1980, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.6 to Registrant's Registration Statement on Form S-ll, registration No. 2-67676, is incorporated by reference.

             4.7 Sixth Supplemental Indenture, dated as of January l5, 1981, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.7 to Registrant's Registration Statement on Form S-ll, registration No. 2-67676, is incorporated by reference.

             4.8 Seventh Supplemental Indenture, dated as of March 9, 1981, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.8 to Registrant's Registration Statement on Form S-ll, registration No. 2-67676, is incorporated by reference.

             4.9 Eighth Supplemental Indenture, dated as of March l5, 1981, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.9 to Registrant's Registration Statement on Form S-ll, registration No. 2-67676, is incorporated by reference.

             4.10 Ninth Supplemental Indenture, dated as of April 1, 1981, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.10 to Registrant's Registration Statement on Form S-ll, registration No. 2-67676, is incorporated by reference.

             4.11 Tenth Supplemental Indenture, dated as of May l5, 1981, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee. Exhibit
                      4.11 to Registrant's Registration Statement on Form S-ll, registration No. 2-67676, is incorporated by reference.

             4.12 Eleventh Supplemental Indenture, dated as of June 15, 1981, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.12 to Registrant's Registration Statement on Form S-ll, registration No. 2-67676, is incorporated by reference.

             4.13 Twelfth Supplemental Indenture, dated as of July l5, 1981, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.13 to Registrant's Registration Statement on Form S-ll, registration No. 2-67676, is incorporated by reference.

             4.14 Thirteenth Supplemental Indenture, dated as of July 30, 1981, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.2 to Registrant's Registration Statement on Form S-ll, registration No. 2-67676, is incorporated by reference.

             4.15 Indenture, dated as of June l5, 1981, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee. Exhibit 4.14 to Registrant's Registration Statement on Form S-ll, registration No. 2-73132, is incorporated by reference.

             4.16 First Supplemental Indenture, dated as of August 1, 1981, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.15 to Registrant's Registration Statement on Form S-ll, registration No. 2-73132, is incorporated by reference.

             4.17 Second Supplemental Indenture, dated as of September l, 1981, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.16 to Registrant's Registration Statement on Form S-ll, registration No. 2-73132, is incorporated by reference.

             4.18 Third Supplemental Indenture, dated as of October 1, 1981, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.17 to Registrant's Registration Statement on Form S-ll, registration No. 2-73132, is incorporated by reference.

             4.19 Fourth Supplemental Indenture, dated as of October 31, 1981, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.18 to Registrant's Registration Statement on Form S-ll, registration No. 2-73132, is incorporated by reference.

             4.20 Fifth Supplemental Indenture, dated as of November l, 1981, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.19 to Registrant's Registration Statement on Form S-ll, registration No. 2-73132, is incorporated by reference.

             4.21 Sixth Supplemental Indenture, dated as of December 1, 1981, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.20 to Registrant's Registration Statement on Form S-ll, registration No. 2-73132, is incorporated by reference.

             4.22 Seventh Supplemental Indenture, dated as of December 21, 1981, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee. Exhibit 4.21 to Registrant's Registration Statement on Form S-ll, registration No. 2-73132, is incorporated by reference.

             4.23 Eighth Supplemental Indenture, dated as of January 1, 1982, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.22 to Registrant's Registration Statement on Form S-ll, registration No. 2-73132, is incorporated by reference.

             4.24 Ninth Supplemental Indenture, dated as of February 1, 1982, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.23 to Registrant's Registration Statement on Form S-ll, registration No. 2-73132, is incorporated by reference.

             4.25 Tenth Supplemental Indenture, dated as of March 1, 1982, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.24 to Registrant's Registration Statement on Form S-ll, registration No. 2-73132, is incorporated by reference.

             4.26 Eleventh Supplemental Indenture, dated as of May 1, 1982, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.25 to Registrant's Registration Statement on Form S-ll, registration No. 2-73132, is incorporated by reference.

             4.27 Twelfth Supplemental Indenture, dated as of June 15, 1982, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
                      Exhibit 4.27 to Registrant's Registration Statement on Form S-ll, registration No. 2-78099, is incorporated by reference.

             4.28 Thirteenth Supplemental Indenture, dated as of August 15, 1982, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee. Exhibit 4.28 to Registrant's Registration Statement on Form S-ll, registration No. 2-78099, is incorporated by reference.

             4.29 Fourteenth Supplemental Indenture, dated as of September 15, 1982, between U.S. Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee. Exhibit 4.29 to Registrant's
                      Registration Statement on Form S-ll, registration No. 2-78099, is incorporated by reference.

             10.1 Underwriting Agreement, dated July 23, 1980, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc.
                      Exhibit 1.1 to Registrant's Registration Statement on Form S-11, registration No. 2-67676, is incorporated by reference.

             10.2 Underwriting Agreement, dated September 5, 1980, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc. Exhibit 1.2 to Registrant's Registration Statement on Form S-11, registration No. 2-67676, is incorporated by reference.

             10.3 Underwriting Agreement, dated October 15, 1980, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc. Exhibit 1.3 to Registrant's Registration Statement on Form S-11, registration No. 2-67676, is incorporated by reference.

             10.4 Underwriting Agreement, dated December 17, 1980, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc. Exhibit 1.4 to Registrant's Registration Statement on Form S-11, registration No. 2-67676, is incorporated by reference.

             10.5 Underwriting Agreement, dated January 14, 1981, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc. Exhibit 1.5 to Registrant's Registration Statement on Form S-11, registration No. 2-67676, is incorporated by reference.

             10.6 Underwriting Agreement, dated February 25, 1981, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc. Exhibit 1.6 to Registrant's Registration Statement on Form S-11, registration No. 2-67676, is incorporated by reference.

             10.7 Underwriting Agreement, dated March 18, 1981, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc. Exhibit 1.7 to Registrant's Registration Statement on Form S-11, registration No. 2-67676, is incorporated by reference.

             10.8 Underwriting Agreement, dated April 10, 1981, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc. Exhibit 1.8 to Registrant's Registration Statement on Form S-11, registration No. 2-67676, is incorporated by reference.

             10.9 Underwriting Agreement, dated May 20, 1981, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc.
                      Exhibit 1.9 to Registrant's Registration Statement on Form S-11, registration No. 2-67676, is incorporated by reference.

            10.10 Underwriting Agreement, dated June 15, 1981, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc. Exhibit 1.10 to Registrant's Registration Statement on Form S-11, registration No. 2-67676, is incorporated by reference.

            10.11 Underwriting Agreement, dated July 16, 1981, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc. Exhibit 1.11 to Registrant's Registration Statement on Form S-11, registration No. 2-67676, is incorporated by reference.

            10.12 Underwriting Agreement, dated August 21, 1981, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc. Exhibit 1.12 to Registrant's Registration Statement on Form S-11, registration No. 2-73132, is incorporated by reference.

            10.13 Underwriting Agreement, dated October 1, 1981, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc. Exhibit 10.13 to Registrant's Form 10-K for the year ended December 31, 1981, is incorporated by reference.

            10.14 Underwriting Agreement, dated October 21, 1981, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc. Exhibit 10.14 to Registrant's Form 10-K for the year ended December 31, 1981, is incorporated by reference.

            10.15 Underwriting Agreement, dated November 19, 1981, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc. Exhibit 10.15 to Registrant's Form 10-K for the year ended December 31, 1981, is incorporated by reference.

            10.16 Underwriting Agreement, dated December 14, 1981, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc. Exhibit 10.16 to Registrant's Form 10-K for the year ended December 31, 1981, is incorporated by reference.

            10.17 Underwriting Agreement, dated January 21, 1981, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc. Exhibit 10.17 to Registrant's Form 10-K for the year ended December 31, 1981, is incorporated by reference.

            10.18 Underwriting Agreement, dated February 26, 1982, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc. Exhibit 10.18 to Registrant's Form 10-K for the year ended December 31, 1981, is incorporated by reference.

            10.19 Underwriting Agreement, dated March 17, 1982, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc. Exhibit 10.19 to Registrant's Form 10-K for the year ended December 31, 1981, is incorporated by reference.

            10.20 Underwriting Agreement, dated June 4, 1982, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc. Exhibit 10.20 to Registrant's Form 10-K for the year ended December 31, 1982, is incorporated by reference.

            10.21 Underwriting Agreement, dated September 1, 1982, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc. Exhibit 10.21 to Registrant's Form 10-K for the year ended December 31, 1982, is incorporated by reference.

            10.22 Underwriting Agreement, dated October 13, 1982, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc. Exhibit 10.22 to Registrant's Form 10-K for the year ended December 31, 1982, is incorporated by reference.

            10.23 Servicing Agreement, dated as of July 15, 1980, among U.S. Home Finance Corporation, U.S. Home Mortgage Corporation and U.S. Home Corporation.
                      Exhibit 12.1 to Registrant's Registration Statement on Form S-11, registration No. 2-67676, is incorporated by reference.

            10.24 Amendment, dated March 15, 1981, to Servicing Agreement, dated as of July 15, 1980. Exhibit 10.1 to Registrant's Registration Statement on Form S-11, registration No. 2-67676, is incorporated by reference.

            10.25 Servicing Agreement, dated as of June 15, 1981, among U.S. Home Finance Corporation, U.S. Home Mortgage Corporation and U.S. Home Corporation.
                      Exhibit 10.5 to Registrant's Registration Statement on Form S-11, registration No. 2-73132, is incorporated by reference.

            10.26 Amendment, dated as of November 2, 1981, to Servicing Agreement dated as of June 15, 1981 among U.S. Home Finance Corporation, U.S. Home Mortgage Corporation and U.S. Home Corporation.
                      Exhibit 10.6 to Registrant's Registration Statement on Form S-11, registration No. 2-73132, is incorporated by reference.

            10.27 Amendment, dated as of June 15, 1982, to Servicing Agreement dated as of June 15, 1981 among U.S. Home Finance Corporation, U.S. Home Mortgage Corporation and U.S. Home Corporation.
                      Exhibit 10.47 to Registrant's Registration Statement on Form S-11, registration No. 2-78099, is incorporated by reference.

            10.28 Credit Agreement, dated November 21, 1980, among The First National Bank of Chicago, U.S. Home Corporation, U.S. Home Finance Corporation and U.S. Home Acceptance Corporation. Exhibit 10.10 to Registrant's Form 10-K for the year ended December 31, 1980, is incorporated by reference.

            10.29     Amendment,  dated March 26,  1981,  to Credit Loan
                      Agreement,  dated  November  21,  1980,  among The
                      First National Bank of Chicago, U.S. Home Corporation, U.S. Home Finance Corporation and U.S. Home Acceptance Corporation. Exhibit B to Registrant's Form 10-Q for the quarter ended March 31, 1981, is incorporated by reference.

            10.30     Amendment,  dated  April 1, 1981,  to Credit  Loan
                      Agreement,  dated  November  21,  1980,  among The
                      First National Bank of Chicago, U.S. Home Corporation, U.S. Home Finance Corporation and U.S. Home Acceptance Corporation. Exhibit 20 to Registrant's Form 10-Q for the quarter ended June 30, 1981, is incorporated by reference.

            10.31     Amendment,  dated  July 1,  1981,  to Credit  Loan
                      Agreement, dated November 21, 1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation, U.S. Home Finance Corporation and U.S. Home Acceptance Corporation. Exhibit 20.1 to Registrant's Form 10-Q for the quarter ended September 30, 1981, is incorporated by reference.

            10.32     Amendment,  dated  August 1, 1981,  to Credit Loan
                      Agreement, dated November 21, 1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation, U.S. Home Finance Corporation and U.S. Home Acceptance Corporation. Exhibit 20.2 to Registrant's Form 10-Q for the quarter ended September 30, 1981, is incorporated by reference.

            10.33 Amendment, dated September 1, 1981, to Credit Loan Agreement, dated November 21, 1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation, U.S. Home Finance Corporation and U.S. Home Acceptance Corporation. Exhibit 20.3 to Registrant's Form 10-Q for the quarter ended September 30, 1981, is incorporated by reference.

            10.34     Amendment,  dated  October 1, 1981, to Credit Loan
                      Agreement, dated November 21, 1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation, U.S. Home Finance Corporation and U.S. Home Acceptance Corporation. Exhibit 20.4 to Registrant's Form 10-Q for the quarter ended September 30, 1981, is incorporated by reference.

            10.35     Amendment,  dated  October 1, 1981, to Credit Loan
                      Agreement, dated November 21, 1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation, U.S. Home Finance Corporation and U.S. Home Acceptance Corporation. Exhibit 20.5 to Registrant's Form 10-Q for the quarter ended September 30, 1981, is incorporated by reference.

            10.36 Amendment, dated November 1, 1981, to Credit Loan Agreement, dated November 21, 1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation, U.S. Home Finance Corporation and U.S. Home Acceptance Corporation. Exhibit 20.6 to Registrant's Form 10-Q for the quarter ended September 30, 1981, is incorporated by reference.

            10.37 Amendment, dated November 20, 1981, to Credit Loan Agreement, dated November 21, 1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation, U.S. Home Finance Corporation and U.S. Home Acceptance Corporation. Exhibit 10.38 to Registrant's Form 10-K for year ended December 31, 1981, is incorporated by reference.

            10.38 Amendment, dated December 1, 1981, to Credit Loan Agreement, dated November 21, 1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation, U.S. Home Finance Corporation and U.S. Home Acceptance Corporation. Exhibit 10.33 to Registrant's Form 10-K for year ended December 31, 1981, is incorporated by reference.

            10.39     Amendment,  dated  January 1, 1982, to Credit Loan
                      Agreement, dated November 21, 1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation, U.S. Home Finance Corporation and U.S. Home Acceptance Corporation. Exhibit 10.34 to Registrant's Form 10-K for year ended December 31, 1981, is incorporated by reference.

            10.40 Amendment, dated February 1, 1982, to Credit Loan Agreement, dated November 21, 1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation, U.S. Home Finance Corporation and U.S. Home Acceptance Corporation. Exhibit 10.35 to Registrant's Form 10-K for year ended December 31, 1981, is incorporated by reference.

            10.41     Amendment,  dated  March 1, 1982,  to Credit  Loan
                      Agreement, dated November 21, 1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation, U.S. Home Finance Corporation and U.S. Home Acceptance Corporation. Exhibit 10.36 to Registrant's Form 10-K for year ended December 31, 1981, is incorporated by reference.

            10.42     Amendment,  dated  April 1, 1982,  to Credit  Loan
                      Agreement, dated November 21, 1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation, U.S. Home Finance Corporation and U.S. Home Acceptance Corporation. Exhibit 20.1 to Registrant's Form 10-Q for quarter ended March 31, 1982, is incorporated by reference.

            10.43     Amendment,  dated  June 1,  1982,  to Credit  Loan
                      Agreement, dated November 21, 1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation, U.S. Home Finance Corporation and U.S. Home Acceptance Corporation. Exhibit 20.1 to Registrant's Form 10-Q for quarter ended June 30, 1982, is incorporated by reference.

            10.44 Credit Loan Agreement, dated as of June 30, 1982, among The First National Bank of Chicago, U.S. Home Mortgage Corporation, U.S. Home Finance Corporation and U.S. Home Acceptance Corporation.
                      Exhibit 20.2 to Registrant's Form 10-Q for quarter ended June 30, 1982, is incorporated by reference.

            10.45 Commitment, dated August 6, 1981, to purchase mortgage loans between U.S. Home Finance
                      Corporation  and U.S.  Home  Corporation.  Exhibit
                      10.37 to Registrant's Form 10-K for the year ended December 31, 1981, is incorporated by reference.

            10.46 Secured Line of Credit, dated as of January 14, 1983, among The First National Bank of Chicago, U.S. Home Mortgage Corporation and U.S. Home Finance Corporation. Exhibit 10.46 to Registrant's Form 10-K for the year ended December 31, 1982, is incorporated by reference.

            10.47 Typical form of commitment to purchase mortgage loans, beginning in 1982, between U.S. Home Finance Corporation and U.S. Home Corporation.
                      Exhibit 10.47 to Registrant's Form 10-K for the year ended December 31, 1982, is incorporated by reference.

            10.48 Extension of Secured Line of Credit, dated as of March 28, 1983, among The First National Bank of Chicago, U.S. Home Mortgage Corporation and U.S. Home Finance Corporation. Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended March 31, 1983, is incorporated by reference.

            10.49 Agreement dated March 25, 1983, among Citibank, N.A., U.S. Home Finance Corporation and USHAC, Inc. Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended March 31, 1983, is incorporated by reference.

            10.50 Extension of Secured Line of Credit, dated June 14, 1983, among The First National Bank of Chicago, U.S. Home Mortgage Corporation and U.S. Home Finance Corporation. Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 1983, is incorporated by reference.

            10.51 Credit Agreement, dated as of May 31, 1983, among The First National Bank of Chicago, U.S. Home Mortgage Corporation, U.S. Home Finance Corporation, USH II Corporation and U.S. Home Acceptance Corporation. Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended June 30, 1983, is incorporated by reference.

            10.52 Secured Line of Credit, dated as of December 1, 1983, among The First National Bank of Chicago, U.S. Home Mortgage Corporation, U.S. Home Finance Corporation and U.S. Home Acceptance Corporation.
                      Exhibit 10.52 to Registrant's Form 10-K for the year ended December 31, 1983, is incorporated by reference.

            10.53 Extension of Secured Line of Credit, dated January 16, 1983, among The First National Bank of Chicago, U.S. Home Mortgage Corporation and U.S. Home Finance Corporation. Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended March 31, 1984, is incorporated by reference.

            10.54 Secured Line of Credit, dated as of July 12, 1984, among The First National Bank of Chicago, U.S. Home Mortgage Corporation and U.S. Home Finance Corporation. Exhibit 10.54 to Registrant's Form 10-K for the year ended December 31, 1985, is incorporated by reference.

            10.55 Mortgage Warehouse Agreement, dated as of August 31, 1984, among Citicorp Real Estate, Inc. and U.S. Home Mortgage Corporation. Exhibit 10.55 to Registrant's Form 10-K for the year ended December 31, 1985, is incorporated by reference.

            10.56 Amendment to Secured Line of Credit, dated August 9, 1985, among The First National Bank of Chicago, U.S. Home Mortgage Corporation and U.S. Home Finance Corporation. Exhibit 10.56 to Registrant's Form 10-K for the year ended December 31, 1985, is incorporated by reference.

            10.57 Amendment to Mortgage Warehouse Agreement, dated as of July 30, 1985, among Citicorp Real Estate, Inc. and U.S. Home Mortgage Corporation. Exhibit
                      10.57 to Registrant's Form 10-K for the year ended December 31, 1985, is incorporated by reference.

            10.58 Amendment to Secured Line of Credit, dated May 23, 1986, among The First National Bank of Chicago, U.S. Home Mortgage Corporation and U.S. Home Finance Corporation. Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 1986, is incorporated by reference.

            10.59 Amendment to Secured Line of Credit, dated July 24, 1986, among The First National Bank of Chicago, U.S. Home Mortgage Corporation and U.S. Home Finance Corporation. Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended June 30, 1986, is incorporated by reference.

(b) No report on Form 8-K was filed by the Company during the three months ended December 31, 1995.

                                 SIGNATURES
                                 ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1996                C.M. Corp.

                             By:      /s/ James R. Petty
                                      --------------------------------------
                                      James R. Petty
                                      President (principal executive officer)

                             By:      /s/ Ronald C. McCabe
                                      --------------------------------------
                                      Ronald C. McCabe
                                      Senior Vice President, Chief Accounting
                                      Officer and Chief Financial Officer
                                      (principal accounting officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

   Signature                       Title                         Date
   ---------                       -----                         ----


 /s/ James R. Petty         Director and President             March 28, 1996
 ------------------         (principal executive officer)
(James R. Petty)



 /s/ Ronald C. McCabe       Director and Senior Vice           March 28, 1996
 --------------------       President (principal accounting
(Ronald C. McCabe)          officer)


 /s/ Kevin W. Kennedy       Director and Senior Vice           March 28, 1996
 --------------------       President
(Kevin W. Kennedy)

                             INDEX TO EXHIBITS
                             -----------------



EXHIBIT                                                               PAGE
NUMBER                  DESCRIPTION                                   NUMBER
- - ------                  -----------                                   ------


  3.1      Certificate of Incorporation of Registrant.  Exhibit 3.1
           to Registrant's  Registration Statement on Form S-ll,
           registration No. 2-67676, is incorporated by reference.        *

  3.2 By-Laws of Registrant. Exhibit 3.2 to Registrant's Registration Statement on Form S-ll, registration No.
           2-67676 is incorporated by reference.                          *

  4.1      Indenture, dated as of July 15, 1980, between U.S. Home
           Finance Corporation,  as Issuer, and The First National
           Bank  of   Chicago,   as   Trustee.   Exhibit   4.1  to
           Registrant's   Registration  Statement  on  Form  S-11,
           registration No. 2-67676, is incorporated by reference.       *

  4.2      First  Supplemental  Indenture,  dated  as of July  l5,
           1980, between U.S. Home Finance Corporation, as Issuer,
           and The First  National  Bank of  Chicago,  as Trustee.
           Exhibit 4.2 to Registrant's  Registration  Statement on
           Form S-ll, registration No. 2-67676, is incorporated by
           reference.                                                    *

  4.3      Second Supplemental  Indenture,  dated as of August l5,
           1980, between U.S. Home Finance Corporation, as Issuer,
           and The First  National  Bank of  Chicago,  as Trustee.
           Exhibit 4.3 to Registrant's  Registration  Statement on
           Form S-ll, registration No. 2-67676, is incorporated by
           reference.                                                    *

  4.4      Third  Supplemental  Indenture,  dated as of October l,
           1980, between U.S. Home Finance Corporation, as Issuer,
           and The First  National  Bank of  Chicago,  as Trustee.
           Exhibit 4.4 to Registrant's  Registration  Statement on
           Form S-ll, registration No. 2-67676, is incorporated by
           reference.                                                     *

  4.5      Fourth Supplemental Indenture, dated as of November 15,
           1980, between U.S. Home Finance Corporation, as Issuer,
           and The  First  National Bank of Chicago,  as  Trustee.
           Exhibit  4.5 to Registrant's  Registration Statement on
           Form S-ll, registration No. 2-67676, is incorporated by
           reference.                                                     *

*Incorporated by Reference

                             INDEX TO EXHIBITS
                             -----------------
                                 Continued

EXHIBIT                                                            PAGE
NUMBER                 DESCRIPTION                                 NUMBER
- - ------                 -----------                                 ------


 4.6      Fifth Supplemental Indenture,  dated as of December 15,
          1980, between U.S. Home Finance Corporation,  as Issuer,
          and The First National Bank of Chicago,  as  Trustee.
          Exhibit  4.6 to Registrant's  Registration Statement on
          Form S-ll,  registration No. 2-67676,  is incorporated by
          reference.                                                  *

 4.7      Sixth Supplemental Indenture, dated as of January  15,
          1981, between U.S. Home Finance Corporation, as Issuer,
          and The First National Bank of Chicago, as Trustee.
          Exhibit 4.7 to Registrant's Registration Statement on
          Form S-ll, registration No. 2-67676, is incorporated by
          reference.                                                   *

 4.8      Seventh  Supplemental  Indenture,  dated as of March 9,
          1981, between U.S. Home Finance Corporation, as Issuer,
          and The First  National  Bank of  Chicago,  as Trustee.
          Exhibit 4.8 to Registrant's  Registration  Statement on
          Form S-ll, registration No. 2-67676, is incorporated by
          reference.                                                   *

 4.9      Eighth  Supplemental  Indenture,  dated as of March l5,
          1981, between U.S. Home Finance Corporation, as Issuer,
          and The First  National  Bank of  Chicago,  as Trustee.
          Exhibit 4.9 to Registrant's  Registration  Statement on
          Form S-ll, registration No. 2-67676, is incorporated by
          reference.                                                   *

4.10     Ninth  Supplemental  Indenture,  dated  as of  April 1,
         1981, between U.S. Home Finance Corporation, as Issuer,
         and The First  National  Bank of  Chicago,  as Trustee.
         Exhibit 4.10 to Registrant's  Registration Statement on
         Form S-ll, registration No. 2-67676, is incorporated by
         reference.                                                    *

4.11     Tenth Supplemental Indenture, dated as of May l5, 1981,
         between U.S. Home Finance  Corporation,  as Issuer, and
         The First National Bank of Chicago, as Trustee. Exhibit
         4.11 to  Registrant's  Registration  Statement  on Form
         S-ll,  registration  No.  2-67676,  is  incorporated by
         reference.                                                    *

4.12     Eleventh Supplemental  Indenture,  dated as of June 15,
         1981, between U.S. Home Finance Corporation, as Issuer,
         and The First  National  Bank of  Chicago,  as Trustee.
         Exhibit 4.12 to Registrant's  Registration Statement on
         Form S-ll, registration No. 2-67676, is incorporated by
         reference.                                                    *

*Incorporated by Reference

                             INDEX TO EXHIBITS
                             -----------------
                                 Continued

EXHIBIT                                                               PAGE
NUMBER                    DESCRIPTION                                NUMBER
- - ------                    -----------                                ------

4.13     Twelfth  Supplemental  Indenture,  dated as of July l5,
         1981, between U.S. Home Finance Corporation, as Issuer,
         and The First  National  Bank of  Chicago,  as Trustee.
         Exhibit 4.13 to Registrant's  Registration Statement on
         Form S-ll, registration No. 2-67676, is incorporated by
         reference.                                                    *

4.14     Thirteenth Supplemental Indenture, dated as of July 30,
         1981, between U.S. Home Finance Corporation, as Issuer,
         and The First  National  Bank of  Chicago,  as Trustee.
         Exhibit 4.2 to Registrant's  Registration  Statement on
         Form S-ll, registration No. 2-67676, is incorporated by
         reference.                                                    *

4.15     Indenture, dated as of June l5, 1981, between U.S. Home
         Finance Corporation,  as Issuer, and The First National
         Bank  of   Chicago,   as  Trustee.   Exhibit   4.14  to
         Registrant's   Registration  Statement  on  Form  S-ll,
         registration No. 2-73132, is incorporated by reference.       *

4.16     First  Supplemental  Indenture,  dated as of  August 1,
         1981, between U.S. Home Finance Corporation, as Issuer,
         and The First  National  Bank of  Chicago,  as Trustee.
         Exhibit 4.15 to Registrant's  Registration Statement on
         Form S-ll, registration No. 2-73132, is incorporated by
         reference.                                                    *

4.17     Second Supplemental Indenture, dated as of September l,
         1981, between U.S. Home Finance Corporation, as Issuer,
         and The First  National  Bank of  Chicago,  as Trustee.
         Exhibit 4.16 to Registrant's  Registration Statement on
         Form S-ll, registration No. 2-73132, is incorporated by
         reference.                                                    *

4.18     Third  Supplemental  Indenture,  dated as of October 1,
         1981, between U.S. Home Finance Corporation, as Issuer,
         and The First  National  Bank of  Chicago,  as Trustee.
         Exhibit 4.17 to Registrant's  Registration Statement on
         Form S-ll, registration No. 2-73132, is incorporated by
         reference.                                                    *

*Incorporated by Reference

                             INDEX TO EXHIBITS
                             -----------------
                                 Continued


EXHIBIT                                                                PAGE
NUMBER                DESCRIPTION                                     NUMBER
- - ------                -----------                                     ------

4.19     Fourth Supplemental Indenture,  dated as of October 31,
         1981, between U.S. Home Finance Corporation, as Issuer,
         and The First  National  Bank of  Chicago,  as Trustee.
         Exhibit 4.18 to Registrant's  Registration Statement on
         Form S-ll, registration No. 2-73132, is incorporated by
         reference.                                                    *

4.20     Fifth Supplemental  Indenture,  dated as of November l,
         1981, between U.S. Home Finance Corporation, as Issuer,
         and The First  National  Bank of  Chicago,  as Trustee.
         Exhibit 4.19 to Registrant's  Registration Statement on
         Form S-ll, registration No. 2-73132, is incorporated by
         reference.                                                    *

4.21     Sixth Supplemental  Indenture,  dated as of December 1,
         1981, between U.S. Home Finance Corporation, as Issuer,
         and The First  National  Bank of  Chicago,  as Trustee.
         Exhibit 4.20 to Registrant's  Registration Statement on
         Form S-ll, registration No. 2-73132, is incorporated by
         reference.                                                    *

4.22     Seventh  Supplemental  Indenture,  dated as of December
         21, 1981,  between U.S.  Home Finance  Corporation,  as
         Issuer,  and The First  National  Bank of  Chicago,  as
         Trustee.  Exhibit  4.21  to  Registrant's  Registration
         Statement on Form S-ll,  registration  No. 2-73132,  is
         incorporated by reference.                                    *

4.23     Eighth Supplemental  Indenture,  dated as of January 1,
         1982, between U.S. Home Finance Corporation, as Issuer,
         and The First  National  Bank of  Chicago,  as Trustee.
         Exhibit 4.22 to Registrant's  Registration Statement on
         Form S-ll, registration No. 2-73132, is incorporated by
         reference.                                                    *

4.24     Ninth Supplemental  Indenture,  dated as of February 1,
         1982, between U.S. Home Finance Corporation, as Issuer,
         and The First  National  Bank of  Chicago,  as Trustee.
         Exhibit 4.23 to Registrant's  Registration Statement on
         Form S-ll, registration No. 2-73132, is incorporated by
         reference.                                                    *

4.25     Tenth  Supplemental  Indenture,  dated  as of  March 1,
         1982, between U.S. Home Finance Corporation, as Issuer,
         and The First  National  Bank of  Chicago,  as Trustee.
         Exhibit 4.24 to Registrant's  Registration Statement on
         Form S-ll, registration No. 2-73132, is incorporated by
         reference.                                                    *

*Incorporated by Reference

                             INDEX TO EXHIBITS
                             -----------------
                                 Continued

EXHIBIT                                                               PAGE
NUMBER                DESCRIPTION                                    NUMBER
- - ------                -----------                                    ------

4.26     Eleventh  Supplemental  Indenture,  dated  as of May 1,
         1982, between U.S. Home Finance Corporation, as Issuer,
         and The First  National  Bank of  Chicago,  as Trustee.
         Exhibit 4.25 to Registrant's  Registration Statement on
         Form S-ll, registration No. 2-73132, is incorporated by
         reference.                                                    *

4.27     Twelfth  Supplemental  Indenture,  dated as of June 15,
         1982, between U.S. Home Finance Corporation, as Issuer,
         and The First  National  Bank of  Chicago,  as Trustee.
         Exhibit 4.27 to Registrant's  Registration Statement on
         Form S-ll, registration No. 2-78099, is incorporated by
         reference.                                                    *

 4.28     Thirteenth Supplemental  Indenture,  dated as of August
          15, 1982,  between U.S.  Home Finance  Corporation,  as
          Issuer,  and The First  National  Bank of  Chicago,  as
          Trustee.  Exhibit  4.28  to  Registrant's  Registration
          Statement on Form S-ll,  registration  No. 2-78099,  is
          incorporated by reference.                                   *

 4.29     Fourteenth   Supplemental   Indenture,   dated   as  of
          September   15,  1982,   between   U.S.   Home  Finance
          Corporation,  as Issuer, and The First National Bank of
          Chicago,  as  Trustee.  Exhibit  4.29  to  Registrant's
          Registration  Statement on Form S-ll,  registration No.
          2-78099, is incorporated by reference.                       *

*Incorporated by Reference

                             INDEX TO EXHIBITS
                             -----------------
                                 Continued


EXHIBIT                                                               PAGE
NUMBER                       DESCRIPTION                             NUMBER
- - ------                       -----------                             ------


10.1     Underwriting Agreement, dated July 23, 1980, among U.S.
         Home Finance  Corporation,  Edward D. Jones & Co., J.C.
         Bradford & Co., and Raymond,  James & Associates,  Inc.
         Exhibit 1.1 to Registrant's  Registration  Statement on
         Form S-11, registration No. 2-67676, is incorporated by
         reference.                                                    *

10.2     Underwriting Agreement,  dated September 5, 1980, among
         U.S. Home Finance  Corporation,  Edward D. Jones & Co.,
         J.C.  Bradford & Co., and Raymond,  James & Associates,
         Inc. Exhibit 1.2 to Registrant's Registration Statement
         on Form S-11, registration No. 2-67676, is incorporated
         by reference.                                                 *

10.3     Underwriting  Agreement,  dated October 15, 1980, among
         U.S. Home Finance  Corporation,  Edward D. Jones & Co.,
         J.C.  Bradford & Co., and Raymond,  James & Associates,
         Inc. Exhibit 1.3 to Registrant's Registration Statement
         on Form S-11, registration No. 2-67676, is incorporated
         by reference.                                                 *

10.4     Underwriting Agreement,  dated December 17, 1980, among
         U.S. Home Finance  Corporation,  Edward D. Jones & Co.,
         J.C.  Bradford & Co., and Raymond,  James & Associates,
         Inc. Exhibit 1.4 to Registrant's Registration Statement
         on Form S-11, registration No. 2-67676, is incorporated
         by reference.                                                 *

10.5     Underwriting  Agreement,  dated January 14, 1981, among
         U.S. Home Finance  Corporation,  Edward D. Jones & Co.,
         J.C.  Bradford & Co., and Raymond,  James & Associates,
         Inc. Exhibit 1.5 to Registrant's Registration Statement
         on Form S-11, registration No. 2-67676, is incorporated
         by reference.                                                 *

10.6     Underwriting Agreement,  dated February 25, 1981, among
         U.S. Home Finance  Corporation,  Edward D. Jones & Co.,
         J.C.  Bradford & Co., and Raymond,  James & Associates,
         Inc. Exhibit 1.6 to Registrant's Registration Statement
         on Form S-11, registration No. 2-67676, is incorporated
         by reference.                                                 *

*Incorporated by Reference

                             INDEX TO EXHIBITS
                             -----------------
                                 Continued

EXHIBIT                                                               PAGE
NUMBER                DESCRIPTION                                    NUMBER
- - ------                -----------                                    ------

10.7     Underwriting  Agreement,  dated March 18,  1981,  among
         U.S. Home Finance  Corporation,  Edward D. Jones & Co.,
         J.C.  Bradford & Co., and Raymond,  James & Associates,
         Inc. Exhibit 1.7 to Registrant's Registration Statement
         on Form S-11, registration No. 2-67676, is incorporated
         by reference.                                                 *

10.8     Underwriting  Agreement,  dated April 10,  1981,  among
         U.S. Home Finance  Corporation,  Edward D. Jones & Co.,
         J.C.  Bradford & Co., and Raymond,  James & Associates,
         Inc. Exhibit 1.8 to Registrant's Registration Statement
         on Form S-11, registration No. 2-67676, is incorporated
         by reference.                                                 *

10.9     Underwriting Agreement,  dated May 20, 1981, among U.S.
         Home Finance  Corporation,  Edward D. Jones & Co., J.C.
         Bradford & Co., and Raymond,  James & Associates,  Inc.
         Exhibit 1.9 to Registrant's  Registration  Statement on
         Form S-11, registration No. 2-67676, is incorporated by
         reference.                                                    *

10.10    Underwriting  Agreement,  dated  June 15,  1981,  among
         U.S. Home Finance  Corporation,  Edward D. Jones & Co.,
         J.C.  Bradford & Co., and Raymond,  James & Associates,
         Inc.   Exhibit   1.10  to   Registrant's   Registration
         Statement on Form S-11,  registration  No. 2-67676,  is
         incorporated by reference.                                    *

10.11    Underwriting  Agreement,  dated  July 16,  1981,  among
         U.S. Home Finance  Corporation,  Edward D. Jones & Co.,
         J.C.  Bradford & Co., and Raymond,  James & Associates,
         Inc.   Exhibit   1.11  to   Registrant's   Registration
         Statement on Form S-11,  registration  No. 2-67676,  is
         incorporated by reference.                                    *

10.12    Underwriting  Agreement,  dated August 21, 1981,  among
         U.S. Home Finance  Corporation,  Edward D. Jones & Co.,
         J.C.  Bradford & Co., and Raymond,  James & Associates,
         Inc.   Exhibit   1.12  to   Registrant's   Registration
         Statement on Form S-11,  registration  No. 2-73132,  is
         incorporated by reference.                                    *

*Incorporated by Reference

                             INDEX TO EXHIBITS
                             -----------------
                                 Continued


EXHIBIT                                                              PAGE
NUMBER                  DESCRIPTION                                 NUMBER
- - ------                  -----------                                 ------


10.13     Underwriting  Agreement,  dated October 1, 1981,  among
          U.S. Home Finance  Corporation,  Edward D. Jones & Co.,
          J.C.  Bradford & Co., and Raymond,  James & Associates,
          Inc.  Exhibit 10.13 to  Registrant's  Form 10-K for the
          year  ended  December  31,  1981,  is  incorporated  by
          reference.                                                   *

10.14     Underwriting  Agreement,  dated October 21, 1981, among
          U.S. Home Finance  Corporation,  Edward D. Jones & Co.,
          J.C.  Bradford & Co., and Raymond,  James & Associates,
          Inc.  Exhibit 10.14 to  Registrant's  Form 10-K for the
          year  ended  December  31,  1981,  is  incorporated  by
          reference.                                                   *

10.15     Underwriting Agreement,  dated November 19, 1981, among
          U.S. Home Finance  Corporation,  Edward D. Jones & Co.,
          J.C.  Bradford & Co., and Raymond,  James & Associates,
          Inc.  Exhibit 10.15 to  Registrant's  Form 10-K for the
          year  ended  December  31,  1981,  is  incorporated  by
          reference.                                                   *

10.16     Underwriting  Agreement,  dated December 14, 1981,
          among U.S.  Home  Finance  Corporation,  Edward D.
          Jones & Co.,  J.C.  Bradford & Co.,  and  Raymond,
          James  &   Associates,   Inc.   Exhibit  10.16  to
          Registrant's Form 10-K for the year ended December
          31, 1981, is incorporated by reference.                      *

10.17     Underwriting  Agreement,  dated  January 21, 1981,
          among U.S.  Home  Finance  Corporation,  Edward D.
          Jones & Co.,  J.C.  Bradford & Co.,  and  Raymond,
          James  &   Associates,   Inc.   Exhibit  10.17  to
          Registrant's Form 10-K for the year ended December
          31, 1981, is incorporated by reference.                      *

10.18     Underwriting  Agreement,  dated February 26, 1982,
          among U.S.  Home  Finance  Corporation,  Edward D.
          Jones & Co.,  J.C.  Bradford & Co.,  and  Raymond,
          James  &   Associates,   Inc.   Exhibit  10.18  to
          Registrant's Form 10-K for the year ended December
          31, 1981, is incorporated by reference.                      *

*Incorporated by Reference

                             INDEX TO EXHIBITS
                             -----------------
                                 Continued

EXHIBIT                                                             PAGE
NUMBER                   DESCRIPTION                               NUMBER
- - ------                   -----------                               ------


10.19     Underwriting  Agreement,  dated  March  17,  1982,
          among U.S.  Home  Finance  Corporation,  Edward D.
          Jones & Co.,  J.C.  Bradford & Co.,  and  Raymond,
          James  &   Associates,   Inc.   Exhibit  10.19  to
          Registrant's Form 10-K for the year ended December
          31, 1981, is incorporated by reference.                      *

10.20     Underwriting Agreement,  dated June 4, 1982, among
          U.S. Home Finance  Corporation,  Edward D. Jones &
          Co.,  J.C.  Bradford & Co., and  Raymond,  James &
          Associates,  Inc.  Exhibit  10.20 to  Registrant's
          Form 10-K for the year ended December 31, 1982, is
          incorporated by reference.                                   *

10.21     Underwriting  Agreement,  dated September 1, 1982,
          among U.S.  Home  Finance  Corporation,  Edward D.
          Jones & Co.,  J.C.  Bradford & Co.,  and  Raymond,
          James  &   Associates,   Inc.   Exhibit  10.21  to
          Registrant's Form 10-K for the year ended December
          31, 1982, is incorporated by reference.                      *

10.22     Underwriting  Agreement,  dated  October 13, 1982,
          among U.S.  Home  Finance  Corporation,  Edward D.
          Jones & Co.,  J.C.  Bradford & Co.,  and  Raymond,
          James  &   Associates,   Inc.   Exhibit  10.22  to
          Registrant's Form 10-K for the year ended December
          31, 1982, is incorporated by reference.                      *

10.23     Servicing  Agreement,  dated as of July 15,  1980,
          among U.S.  Home Finance  Corporation,  U.S.  Home
          Mortgage  Corporation  and U.S. Home  Corporation.
          Exhibit   12.1   to   Registrant's    Registration
          Statement on Form S-11,  registration No. 2-67676,
          is incorporated by reference.                                *

10.24     Amendment,  dated  March 15,  1981,  to  Servicing
          Agreement, dated as of July 15, 1980. Exhibit 10.1
          to  Registrant's  Registration  Statement  on Form
          S-11, registration No. 2-67676, is incorporated by
          reference.                                                   *

*Incorporated by Reference

                             INDEX TO EXHIBITS
                             -----------------
                                 Continued


EXHIBIT                                                              PAGE
NUMBER                   DESCRIPTION                                NUMBER
- - ------                   -----------                                ------


10.25     Servicing  Agreement,  dated as of June 15,  1981,
          among U.S.  Home Finance  Corporation,  U.S.  Home
          Mortgage  Corporation  and U.S. Home  Corporation.
          Exhibit   10.5   to   Registrant's    Registration
          Statement on Form S-11,  registration No. 2-73132,
          is incorporated by reference.                                *

10.26     Amendment,  dated  as  of  November  2,  1981,  to
          Servicing  Agreement  dated  as of June  15,  1981
          among U.S.  Home Finance  Corporation,  U.S.  Home
          Mortgage  Corporation  and U.S. Home  Corporation.
          Exhibit   10.6   to   Registrant's    Registration
          Statement on Form S-11,  registration No. 2-73132,
          is incorporated by reference.                                *

10.27     Amendment,   dated  as  of  June  15,   1982,   to
          Servicing  Agreement  dated  as of June  15,  1981
          among U.S.  Home Finance  Corporation,  U.S.  Home
          Mortgage  Corporation  and U.S. Home  Corporation.
          Exhibit   10.47   to   Registrant's   Registration
          Statement on Form S-11,  registration No. 2-78099,
          is incorporated by reference.                                *

10.28     Credit  Agreement,  dated November 21, 1980, among
          The First  National  Bank of  Chicago,  U.S.  Home
          Corporation,  U.S.  Home Finance  Corporation  and
          U.S. Home Acceptance Corporation. Exhibit 10.10 to
          Registrant's Form 10-K for the year ended December
          31, 1980, is incorporated by reference.                      *

10.29     Amendment,  dated March 26,  1981,  to Credit Loan
          Agreement,  dated  November  21,  1980,  among The
          First   National   Bank  of  Chicago,   U.S.  Home
          Corporation,  U.S.  Home Finance  Corporation  and
          U.S.  Home  Acceptance  Corporation.  Exhibit B to
          Registrant's Form 10-Q for the quarter ended March
          31, 1981, is incorporated by reference.                      *

10.30     Amendment,  dated  April 1, 1981,  to Credit  Loan
          Agreement,  dated  November  21,  1980,  among The
          First   National   Bank  of  Chicago,   U.S.  Home
          Corporation,  U.S.  Home Finance  Corporation  and
          U.S. Home  Acceptance  Corporation.  Exhibit 20 to
          Registrant's  Form 10-Q for the quarter ended June
          30, 1981, is incorporated by reference.                      *

*Incorporated by Reference

                             INDEX TO EXHIBITS
                             -----------------
                                 Continued

EXHIBIT                                                              PAGE
NUMBER                     DESCRIPTION                              NUMBER
- - ------                     -----------                              ------

10.31     Amendment,  dated  July 1,  1981,  to Credit  Loan
          Agreement,  dated  November  21,  1980,  among The
          First National Bank of Chicago, U.S. Home Mortgage
          Corporation,  U.S.  Home Finance  Corporation  and
          U.S. Home Acceptance Corporation.  Exhibit 20.1 to
          Registrant's  Form  10-Q  for  the  quarter  ended
          September 30, 1981, is incorporated by reference.            *

10.32     Amendment,  dated  August 1, 1981,  to Credit Loan
          Agreement,  dated  November  21,  1980,  among The
          First National Bank of Chicago, U.S. Home Mortgage
          Corporation,  U.S.  Home Finance  Corporation  and
          U.S. Home Acceptance Corporation.  Exhibit 20.2 to
          Registrant's  Form  10-Q  for  the  quarter  ended
          September 30, 1981, is incorporated by reference.            *

10.33     Amendment,  dated  September  1,  1981,  to Credit
          Loan Agreement, dated November 21, 1980, among The
          First National Bank of Chicago, U.S. Home Mortgage
          Corporation,  U.S.  Home Finance  Corporation  and
          U.S. Home Acceptance Corporation.  Exhibit 20.3 to
          Registrant's  Form  10-Q  for  the  quarter  ended
          September 30, 1981, is incorporated by reference.            *

10.34     Amendment,  dated  October 1, 1981, to Credit Loan
          Agreement,  dated  November  21,  1980,  among The
          First National Bank of Chicago, U.S. Home Mortgage
          Corporation,  U.S.  Home Finance  Corporation  and
          U.S. Home Acceptance Corporation.  Exhibit 20.4 to
          Registrant's  Form  10-Q  for  the  quarter  ended
          September 30, 1981, is incorporated by reference.            *

10.35     Amendment,  dated  October 1, 1981, to Credit Loan
          Agreement,  dated  November  21,  1980,  among The
          First National Bank of Chicago, U.S. Home Mortgage
          Corporation,  U.S.  Home Finance  Corporation  and
          U.S. Home Acceptance Corporation.  Exhibit 20.5 to
          Registrant's  Form  10-Q  for  the  quarter  ended
          September 30, 1981, is incorporated by reference.            *

10.36     Amendment,  dated November 1, 1981, to Credit Loan
          Agreement,  dated  November  21,  1980,  among The
          First National Bank of Chicago, U.S. Home Mortgage
          Corporation,  U.S.  Home Finance  Corporation  and
          U.S. Home Acceptance Corporation.  Exhibit 20.6 to
          Registrant's  Form  10-Q  for  the  quarter  ended
          September 30, 1981, is incorporated by reference.            *

*Incorporated by Reference

                             INDEX TO EXHIBITS
                                 Continued

EXHIBIT                                                              PAGE
NUMBER                DESCRIPTION                                   NUMBER
- - ------                -----------                                   ------


10.37     Amendment,  dated  November  20,  1981,  to Credit
          Loan Agreement, dated November 21, 1980, among The
          First National Bank of Chicago, U.S. Home Mortgage
          Corporation,  U.S.  Home Finance  Corporation  and
          U.S. Home Acceptance Corporation. Exhibit 10.38 to
          Registrant's Form 10-K for year ended December 31,
          1981, is incorporated by reference.                          *

10.38     Amendment,  dated December 1, 1981, to Credit Loan
          Agreement,  dated  November  21,  1980,  among The
          First National Bank of Chicago, U.S. Home Mortgage
          Corporation,  U.S.  Home Finance  Corporation  and
          U.S. Home Acceptance Corporation. Exhibit 10.33 to
          Registrant's Form 10-K for year ended December 31,
          1981, is incorporated by reference.                          *

10.39     Amendment,  dated  January 1, 1982, to Credit Loan
          Agreement,  dated  November  21,  1980,  among The
          First National Bank of Chicago, U.S. Home Mortgage
          Corporation,  U.S.  Home Finance  Corporation  and
          U.S. Home Acceptance Corporation. Exhibit 10.34 to
          Registrant's Form 10-K for year ended December 31,
          1981, is incorporated by reference.                          *

10.40     Amendment,  dated February 1, 1982, to Credit Loan
          Agreement,  dated  November  21,  1980,  among The
          First National Bank of Chicago, U.S. Home Mortgage
          Corporation,  U.S.  Home Finance  Corporation  and
          U.S. Home Acceptance Corporation. Exhibit 10.35 to
          Registrant's Form 10-K for year ended December 31,
          1981, is incorporated by reference.                          *

10.41     Amendment,  dated  March 1, 1982,  to Credit  Loan
          Agreement,  dated  November  21,  1980,  among The
          First National Bank of Chicago, U.S. Home Mortgage
          Corporation,  U.S.  Home Finance  Corporation  and
          U.S. Home Acceptance Corporation. Exhibit 10.36 to
          Registrant's Form 10-K for year ended December 31,
          1981, is incorporated by reference.                          *

*Incorporated by Reference

                             INDEX TO EXHIBITS
                             -----------------
                                 Continued

EXHIBIT                                                             PAGE
NUMBER                     DESCRIPTION                             NUMBER
- - ------                     -----------                             ------

10.42     Amendment,  dated  April 1, 1982,  to Credit  Loan
          Agreement,  dated  November  21,  1980,  among The
          First National Bank of Chicago, U.S. Home Mortgage
          Corporation,  U.S.  Home Finance  Corporation  and
          U.S. Home Acceptance Corporation.  Exhibit 20.1 to
          Registrant's Form 10-Q for quarter ended March 31,
          1982, is incorporated by reference.                          *

10.43     Amendment,  dated  June 1,  1982,  to Credit  Loan
          Agreement,  dated  November  21,  1980,  among The
          First National Bank of Chicago, U.S. Home Mortgage
          Corporation,  U.S.  Home Finance  Corporation  and
          U.S. Home Acceptance Corporation.  Exhibit 20.1 to
          Registrant's  Form 10-Q for quarter ended June 30,
          1982, is incorporated by reference.                          *

10.44     Credit Loan Agreement,  dated as of June 30, 1982,
          among The First  National  Bank of  Chicago,  U.S.
          Home  Mortgage  Corporation,   U.S.  Home  Finance
          Corporation and U.S. Home Acceptance  Corporation.
          Exhibit 20.2 to Registrant's Form 10-Q for quarter
          ended June 30, 1982, is incorporated by reference.           *

10.45     Commitment,  dated  August 6,  1981,  to  purchase
          mortgage   loans   between   U.S.   Home   Finance
          Corporation  and U.S.  Home  Corporation.  Exhibit
          10.37 to Registrant's Form 10-K for the year ended
          December 31, 1981, is incorporated by reference.             *

10.46     Secured  Line of Credit,  dated as of January  14,
          1983,  among The First  National  Bank of Chicago,
          U.S.  Home  Mortgage  Corporation  and  U.S.  Home
          Finance Corporation. Exhibit 10.46 to Registrant's
          Form 10-K for the year ended December 31, 1982, is
          incorporated by reference.                                   *

10.47     Typical form of  commitment  to purchase  mortgage
          loans,   beginning  in  1982,  between  U.S.  Home
          Finance  Corporation  and U.S.  Home  Corporation.
          Exhibit  10.47 to  Registrant's  Form 10-K for the
          year ended December 31, 1982, is  incorporated  by
          reference.                                                   *

*Incorporated by Reference

                             INDEX TO EXHIBITS
                             -----------------
                                 Continued


EXHIBIT                                                              PAGE
NUMBER                      DESCRIPTION                             NUMBER
- - ------                      -----------                             ------


10.48     Extension of Secured  Line of Credit,  dated as of
          March 28, 1983,  among The First  National Bank of
          Chicago,  U.S. Home Mortgage  Corporation and U.S.
          Home   Finance   Corporation.   Exhibit   10.1  to
          Registrant's Form 10-Q for the quarter ended March
          31, 1983, is incorporated by reference.                      *

10.49     Agreement  dated March 25, 1983,  among  Citibank,
          N.A.,  U.S.  Home Finance  Corporation  and USHAC,
          Inc.  Exhibit 10.2 to  Registrant's  Form 10-Q for
          the quarter ended March 31, 1983, is  incorporated
          by reference.                                                *

10.50     Extension  of Secured  Line of Credit,  dated June
          14,  1983,   among  The  First  National  Bank  of
          Chicago,  U.S. Home Mortgage  Corporation and U.S.
          Home   Finance   Corporation.   Exhibit   10.1  to
          Registrant's  Form 10-Q for the quarter ended June
          30, 1983, is incorporated by reference.                      *

10.51     Credit Agreement,  dated as of May 31, 1983, among
          The First  National  Bank of  Chicago,  U.S.  Home
          Mortgage    Corporation,    U.S.    Home   Finance
          Corporation,  USH II  Corporation  and  U.S.  Home
          Acceptance    Corporation.    Exhibit    10.2   to
          Registrant's  Form 10-Q for the quarter ended June
          30, 1983, is incorporated by reference.                      *

10.52     Secured  Line of Credit,  dated as of  December 1,
          1983,  among The First  National  Bank of Chicago,
          U.S. Home Mortgage Corporation,  U.S. Home Finance
          Corporation and U.S. Home Acceptance  Corporation.
          Exhibit  10.52 to  Registrant's  Form 10-K for the
          year ended December 31, 1983, is  incorporated  by
          reference.                                                   *

10.53     Extension  of  Secured   Line  of  Credit,   dated
          January 16, 1983, among The First National Bank of
          Chicago,  U.S. Home Mortgage  Corporation and U.S.
          Home   Finance   Corporation.   Exhibit   10.1  to
          Registrant's Form 10-Q for the quarter ended March
          31, 1984, is incorporated by reference.                      *


*Incorporated by Reference

                             INDEX TO EXHIBITS
                             -----------------
                                 Continued

EXHIBIT                                                             PAGE
NUMBER                   DESCRIPTION                               NUMBER
- - ------                   -----------                               ------


10.54     Secured  Line of  Credit,  dated  as of  July  12,
          1984,  among The First  National  Bank of Chicago,
          U.S.  Home  Mortgage  Corporation  and  U.S.  Home
          Finance Corporation. Exhibit 10.54 to Registrant's
          Form 10-K for the year ended December 31, 1985, is
          incorporated by reference.                                    *

10.55     Mortgage Warehouse  Agreement,  dated as of August
          31, 1984,  among  Citicorp  Real Estate,  Inc. and
          U.S. Home Mortgage  Corporation.  Exhibit 10.55 to
          Registrant's Form 10-K for the year ended December
          31, 1985, is incorporated by reference.                       *

10.56     Amendment to Secured Line of Credit,  dated August
          9, 1985, among The First National Bank of Chicago,
          U.S.  Home  Mortgage  Corporation  and  U.S.  Home
          Finance Corporation. Exhibit 10.56 to Registrant's
          Form 10-K for the year ended December 31, 1985, is
          incorporated by reference.                                    *

10.57     Amendment to Mortgage Warehouse  Agreement,  dated
          as of July 30, 1985,  among  Citicorp Real Estate,
          Inc. and U.S. Home Mortgage  Corporation.  Exhibit
          10.57 to Registrant's Form 10-K for the year ended
          December 31, 1985, is incorporated by reference.              *

10.58     Amendment  to Secured  Line of  Credit,  dated May
          23,  1986,   among  The  First  National  Bank  of
          Chicago,  U.S. Home Mortgage  Corporation and U.S.
          Home   Finance   Corporation.   Exhibit   10.1  to
          Registrant's  Form 10-Q for the quarter ended June
          30, 1986, is incorporated by reference.                       *

10.59     Amendment  to Secured  Line of Credit,  dated July
          24,  1986,   among  The  First  National  Bank  of
          Chicago,  U.S. Home Mortgage  Corporation and U.S.
          Home   Finance   Corporation.   Exhibit   10.2  to
          Registrant's  Form 10-Q for the quarter ended June
          30, 1986, is incorporated by reference.                       *

*Incorporated by Reference