Form 10-Q
period 1996-03-31
CM CORP
filed 1996-05-15
CIK 316692

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                     OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For   the   transition   period   from   _________   to_________.

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

                                               Yes     X          No

Number of shares outstanding of the registrant's common stock as of April 30, 1996:

         Class                              Outstanding as of April 30, 1996
- - ---------------------------              -------------------------------------
Common Stock, $1 par value                            1,000 shares

                                Page 1 of 15
                      Exhibit Index Located on Page 14

                                 C.M. CORP.

                                   INDEX

                                                                  Page Number
Part I -    Financial Information
            Item 1.  Financial Statements

                Condensed Balance Sheets -
                     March 31, 1996 and December 31, 1995              3

                Condensed Statements of Operations - Three
                     Months Ended March 31, 1996 and 1995              4

                Condensed Statements of Cash Flows - Three
                     Months Ended March 31, 1996 and 1995              5

                Notes to Condensed Financial Statements                6

            Item 2.  Management's Discussion and Analysis of the
                of the Results of Operations and Financial Condition  10

            Item 3.  Defaults Upon Senior Securities                  12


Part II -   Other Information

            Item 6.  Exhibits and Reports on Form 8-K                 13

                                 C.M. CORP.
                          CONDENSED BALANCE SHEETS
                                (Unaudited)

                                                    (Dollars in Thousands)
                                                March 31,         December 31,
                                                   1996               1995
                                              --------------      ------------
                                  ASSETS
                                  ------

RESTRICTED CASH                                 $    571           $    521

ACCRUED INTEREST RECEIVABLE                           24                 29

INVESTMENT IN RESIDENTIAL MORTGAGE LOANS, net      1,090              1,196

REAL ESTATE OWNED                                     34               -
                                                --------           --------

                                                $  1,719           $  1,746
                                                ========           ========

   LIABILITIES AND STOCKHOLDER'S EQUITY
   ------------------------------------

LIABILITIES:
Payable to U.S. Home Mortgage Corporation       $  1,364           $  1,364
Accrued interest and other liabilities               268                268
Long-term debt, in default                         3,562              3,562
                                                --------           --------

            Total liabilities                      5,194              5,194
                                                --------           --------

STOCKHOLDER'S EQUITY:

Common stock, $1 par value                             1                  1

Capital in excess of par value                     1,718              1,718

Retained deficit                                  (5,194)            (5,167)
                                                --------           --------
            Total stockholder's equity            (3,475)            (3,448)
                                                --------           --------

                                                $  1,719           $  1,746
                                                ========           ========

      The accompanying notes are an integral part of these balance sheets.

                                 C.M. CORP.
                     CONDENSED STATEMENTS OF OPERATIONS
                           (Dollars in Thousands)
                                (Unaudited)

                                                   Three Months Ended
                                                      March 31,
                                               -----------------------------
                                                  1996              1995
                                               -----------     -------------
REVENUES:

    Interest                                    $    79            $   104
                                                -------            -------


EXPENSES:
    Interest                                        107                127
    Other                                             2                  3
    Provision (recovery) of losses on loans
         and real estate owned                       (3)               106
                                                -------            -------
                                                    106                236
                                                -------            -------


NET LOSS                                        $   (27)           $  (132)
                                                =======            =======

    The accompanying notes are an integral part of these statements.

                                 C.M. CORP.
                     CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                (Unaudited)
                                                         Three Months Ended
                                                             March 31,
                                                  ----------------------------
                                                       1996              1995
                                                  ------------    ------------
Net Cash Used By Operating Activities               $    (56)       $    (66)
                                                    --------        --------

Cash Flows From Investing Activities:
  Proceeds from investments in residential
    mortgage loans                                       106             177
                                                    --------        --------
  Net cash provided by investing activities              106             177
                                                    --------        --------

Cash Flows From Financing Activities:
       Repayment of long-term debt                       -              (102)
                                                    --------        --------
       Net cash used by financing activities             -              (102)
                                                    --------        --------

Net Increase In Cash                                      50               9

Cash At Beginning of Period                              521             543
                                                    --------        --------

Cash At End of Period                               $    571        $    552
                                                    ========        ========

Supplemental Disclosure:
       Interest Paid                                $    107        $    128
                                                    ========        ========

       The accompanying notes are an integral part of these statements.

                                 C.M. CORP.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Dollars in Thousands)
                                (Unaudited)

     Note 1 -  The  accompanying   unaudited  condensed  financial  statements
               have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and
               note   disclosures   normally   included  in  annual  financial
               statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Although C.M. Corp.("Company") believes that the disclosures made are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the unaudited financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The Company did not have the cash funds to pay the costs and expenses of an audit by independent certified public accountants of its financial statements included in such annual report and, accordingly, those statements are unaudited.

               In the opinion of the Company, the accompanying condensed financial statements contain all adjustments (all of which were normal and recurring) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, and its results of operations and cash flows for the three-month periods ended March 31, 1996 and 1995.

     Note 2 - In accordance with the terms of an indenture, dated as of July 15, 1980, between the Company and The First National Bank of Chicago, as amended and supplemented ("Indenture"), the Company issued, in 1980 and 1981, conventional mortgage-backed bonds with original principal balances of $100,000 ("Bonds") of which $3,562 in principal amount is outstanding at March 31, 1996. The Company secured the Bonds pursuant to an investment in a significant number of conventional residential mortgage loans with high loan-to-value ratios that are located primarily in energy-related areas which in the mid 1980's experienced a sharp decline in real estate values and high foreclosure rates. In 1987, the costs and losses associated with the repossession, maintenance and resale of foreclosed properties increased due to depressed resale values in these areas which, in turn, accelerated claims against available blanket mortgage insurance coverage. During 1987, the Company projected that, based on its accelerated claim experience, it would exhaust the blanket mortgage insurance coverage for the conventional mortgage loan pools securing the Bonds and such coverage was exhausted during 1988. As a result of the exhaustion of the blanket mortgage insurance coverage for the mortgage pools, losses have been and will be incurred by the Company that previously were reimbursed by the mortgage insurer.

               The Company establishes reserves for losses on loans and real estate owned which reflect an estimate of the losses that will be incurred in connection with its invest-

     Note 2 - ment loans and foreclosed properties. These reserves are based (cont'd) on management's best estimate of amounts that will not be
               reimbursed   under   insurance   policies   using  current and
               historical information. These estimates may change due to economic and other conditions, the resulting effect of which will be recognized in the period of change.

               The following summarizes valuation reserves for the three months ended March 31, 1996 and 1995.

                                                                   Real Estate
                                                 Investments            Owned
                                                 -----------      ------------
               Balance at December 31, 1994         $ 1,544          $   165
               Provision of losses                       31               75
               Write-offs                               (31)             (63)
               Reclassification                         (22)              22
                                                    -------          -------
               Balance at March 31, 1995            $ 1,522          $   199
                                                    =======          =======

               Balance at December 31, 1995         $ 1,544          $    -
               Provision (recovery) of losses             7             (10)
               Write-offs                                (7)              -
               Reclassification                         (22)             22
                                                    -------          ------
               Balance at March 31, 1996            $ 1,522          $   12
                                                    =======          ======

               The Company does not have, nor expect to have, any significant assets other than the mortgage loans, reserve funds and primary mortgage insurance policies pledged as collateral for each series of Bonds. Accordingly, its ability to pay the principal and interest on the Bonds when due depends on the ongoing cash flow and any liquidation proceeds to be generated by the pledged loans and the funds available from the reserve funds and coverage under the primary mortgage insurance policies. Substantially all of the pledged mortgage loans are insured by private mortgage insurance coverage for mortgagor payment defaults down to approximately 72% of the original value of the underlying properties on the date of origination of the loans.

               Under the terms of the Indenture, the Company agreed to provide the Trustee with the periodic reports filed with the Securities and Exchange Commission ("SEC") and to provide an annual statement to the bondholders. The Company does not have, nor does it expect to have, the cash funds to pay for the costs and expenses of (a) the annual audit of its financial statements required to be included in the annual report filed with the SEC or (b) the annual statement to be provided to the bondholders. Accordingly, the financial statements included in the Company's latest annual report and those included in the Company's annual reports filed with the SEC since 1991 are unaudited and the Company did not and no longer intends to provide annual statements to the bondholders which results in non-compliance with a covenant under the Indenture, permitting the Trustee or holders of 25% of the Bonds to accelerate their maturity.

     Note 2 - The remaining Series A and Series B Bonds have maturities of (cont'd.) July 31, and August 31, 2000, respectively. On May 28, 1992, the Trustee notified the Company that an Event of Default (as defined in the Indenture) and a default have occurred under Section 6.01(4) and Section 6.01(2), respectively, of the Indenture. The Trustee declared the outstanding principal balance of all of the remaining Bonds issued under the Indenture to be immediately due and payable. Accordingly, pursuant to Section 12.02(a) of the Indenture, the Company will no longer redeem any of the Bonds.

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

               Subsequently,  the Trustee  mailed another  special  report,
               dated  December  3,  1993   ("December   Report"),   to  the
               bondholders to update the July Report and advise the bondholders of the course of action that had been elected by the Trustee. As part of the December Report, FSCM analyzed the collateral, including the reserve funds, using more current information as of August 30, 1993 to determine the economic value to the bondholders of immediately liquidating the collateral and distributing the proceeds from the liquidation to the bondholders, compared to the value of holding the collateral intact over the remaining life of the Bonds and using the income stream generated from the collateral to pay the Bonds.

               Based on this analysis and after considering the additional costs and risks to maintain the trust estate intact, the Trustee also stated in the December Report that ". . . the Trustee has determined not to hold the Trust Estate, but rather to liquidate the Trust Estate and distribute the proceeds to the Bondholders" and the Indenture will be terminated.

     Note 2 - The Trustee informed the bondholders in the Trustee's 1994 (cont'd) annual report to bond-holders, dated July 15, 1994, that
               FSCM subsequently obtained appraised values and/or brokers' estimated values for all the properties securing the mortgage loans. Based on those values, the Trustee stated that, due to the depreciation in the value of the properties to a greater extent than was assumed previously, such depreciation in value is likely to have a significant effect on the bondholders' ultimate recovery of their investment in the Bonds.

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

               The Trustee requested reimbursement from the Company for costs of legal counsel and FSCM's collateral evaluation services relating to the Events of Default and for trust administration services of the Trustee. The Company does not have, nor does it expect to have, the cash funds to reimburse the Trustee for these costs. The Trustee may, in certain instances, apply moneys from the reserve funds or from the sale of the pledged collateral to the payment of expenses incurred and advances made by the Trustee pursuant to Section 7.07 of the Indenture. As of March 31, 1996, the Trustee withdrew on a cumulative basis $98 from the reserve fund for the Series A Bonds and the same amount of $98 from the reserve fund for the Series B Bonds for these costs.

               Thus far, the Company has made timely payments due to the bondholders under the terms of the Indenture. However, the Company believes that the exhaustion of the blanket mortgage insurance coverage for the Bonds issued by the Company, the anticipated withdrawal by the Trustee for additional expenses and advances for its trust administration services and for expenses and costs of the Events of Default, a continuation of the high costs and losses associated with foreclosures on pledged loans and the application by the Company of certain proceeds from insurance claims, principal prepayments and foreclosures to payment of interest on the Bonds rather than to redemptions or prepayments of principal on the Bonds will in the future cause a deficiency in cash flows available for the payments due on the related Bonds and the eventual depletion of the cash reserve funds. Such an event would cause the Company to be unable to meet its normal debt service requirements under the Indenture. The

     Note 2 - Company agrees with the Trustee that the proceeds from any (cont'd.) sale of the remaining collateral by the Trustee will be insufficient to pay the Bonds in full. Accordingly, holders of Bonds would receive less than the principal amounts due on their Bonds.

               U.S. Home Mortgage Corporation ("Mortgage"), as servicer, is not obligated to advance delinquent payments due on the pledged mortgage loans unless it reasonably believes that such advances will ultimately be recoverable from mortgage insurance proceeds. On March 27, 1991, Mortgage, as servicer, advised the Company that it will not advance delinquent mortgage loan payments due to the uncertainty of the recoverability of such advances. As a result, the Trustee withdrew a portion of the reserve funds on March 28, 1991 and March 30, 1992 to make the required interest payments on the Series B Bonds. In addition to the withdrawals from the reserve funds by the Trustee for bond administration costs and expenses, the anticipated cash flow deficiencies to meet future debt service requirements will also result in further withdrawals from each of the reserve funds for both series of Bonds until these funds are eventually exhausted. As of March 31, 1996, the remaining balance in each of the two cash reserve funds separately securing the Series A and B Bonds outstanding on that date was approximately $255 and $209, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Results of Operations -

            Interest revenues and expenses decreased during the three month period ended March 31, 1996 compared to the same period in 1995 due, primarily, to a reduction in the outstanding principal balances of the mortgage loans and long-term debt. The reductions in the outstanding principal balances of the mortgage loans and long-term debt are due to principal repayments of the mortgage loans, resulting in a corresponding retirement of the related long-term debt. The Company's provision for losses on loans and real estate owned decreased during the three months ended March 31, 1996 as compared to the same period in 1995 due primarily to a reduction in the losses for delinquent loans and foreclosed properties. In addition, the Company's interest expense obligations on the Bonds exceed the interest revenues earned on the underlying pledged loans.

            The Company's profitability will continue to be adversely impacted by future foreclosures, the inadequacy of mortgage insurance coverage on loans which are not now delinquent and the costs and expenses relating to the Events of Default along with interest expense exceeding interest revenues.

            Financial Condition and Liquidity -

            At March 31, 1996, the Company had outstanding approximately $3.6 million of mortgage-backed bonds ("Bonds") issued under two series of publicly held debt. On May 28, 1992, the Trustee for the Bonds notified the Company that an Event of Default (as defined in the Indenture) had occurred and declared the outstanding principal balance of all of the remaining Bonds issued under the Indenture to be immediately due and payable. The Company does not have, nor expect to have, any significant assets other than the mortgage loans, reserve funds and primary mortgage insurance policies pledged as collateral for each remaining series of Bonds. Accordingly, the Company's ability to pay the principal and interest on the Bonds when due depends on the ongoing cash flows and any liquidation proceeds generated by the pledged loans and the funds available from the reserve funds and coverage under the primary mortgage insurance policies.

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

            For additional information, see "Note 2 of Notes to Condensed Financial Statements".

Item 3.     Defaults Upon Senior Securities.

            The remaining Series A and Series B Bonds ($3.6 million outstanding at March 31, 1996) have stated maturities of July 31, and August 31, 2000, respectively. On May 28, 1992, the Trustee notified the Company that an Event of Default (as defined in the Indenture) had occurred and declared the outstanding principal balance of all of the remaining Bonds issued under the Indenture to be immediately due and payable.

            For additional information, see "Note 2 of Notes to Condensed Financial Statements."

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 Exhibit 11 - Computation of Loss Per Common Share.


            (b)  Reports on Form 8-K

                 No Current Report on Form 8-K was filed by the Company during the three months ended March 31, 1996.



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         C.M. CORP.
                                         (Registrant)


Date:   May 14, 1996                     /s/ James R. Petty
                                         -------------------
                                         (James R. Petty)
                                         President and Chief Executive Officer
                                         (principal executive officer)


Date:   May 14, 1996                     /s/ Ronald C. McCabe
                                         ---------------------
                                         (Ronald C. McCabe)
                                         Senior Vice President and Chief
                                         Accounting  Officer
                                         (principal accounting officer)

                             INDEX OF EXHIBITS

 Exhibit                                                         Page
 Number                                                         Number

     11          Computation of Loss Per Common Share             15

     27          Financial Data Schedule                          16