Form 10-K/A
period 1995-12-31
CM CORP
filed 1996-05-29
CIK 316692

=============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                FORM 10-K/A1
                                ------------



                     AMENDMENT TO APPLICATION OR REPORT
                FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



                                 C.M. CORP.
           (Exact name of registrant as specified in its charter)


         The undersigned registrant hereby amends the following exhibit of the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as set forth in the page attached hereto:


         Item 14.   Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K
                    (a) 3  Exhibits

                         27  Financial Data Schedule


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 C.M. CORP.
                                (Registrant)


                                 By: /s/ Ronald C. McCabe
                                     ---------------------
                                    Ronald C. McCabe
Date:  May 29, 1996                 Senior Vice President and
                                    Chief Accounting Officer



=============================================================================