Form 10-Q/A
period 1996-03-31
CM CORP
filed 1996-05-29
CIK 316692

===========================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q/A1
                                ------------



                     AMENDMENT TO APPLICATION OR REPORT
                FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



                                 C.M. CORP.
           (Exact name of registrant as specified in its charter)



         The undersigned registrant hereby amends the following exhibit of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 as set forth in the page attached hereto:


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


                                 C.M. CORP.
                                (Registrant)



                                 By: /s/ Ronald C. McCabe
                                     ---------------------
                                     Ronald C. McCabe
Date:  May 29, 1996                  Senior Vice President and
                                     Chief Accounting Officer
==============================================================================