Form 10-Q
period 1996-06-30
CM CORP
filed 1996-08-14
CIK 316692

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q
(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

                                OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _______________  to  ______________.

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

                               (813) 791-2111
                             (Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes     X          No
                                                       -------

Number   of  shares  outstanding  of  the  registrant's  common stock as of
July 31, 1996:

              Class                         Outstanding as of July 31, 1996
     Common Stock, $1 par value                       1,000 shares

                                Page 1 of 17
                      Exhibit Index Located on Page 15

                            C.M. CORP.

                              INDEX


                                                              Page Number
                                                              -----------
Part I -   Financial Information
           Item 1.  Financial Statements

              Condensed Balance Sheets -
              June 30, 1996 and December 31, 1995                       3

              Condensed Statements of Operations - Three and Six
              Months Ended June 30, 1996 and 1995                       4

              Condensed Statements of Cash Flows - Six
              Months Ended June 30, 1996 and 1995                       5

              Notes to Condensed Financial Statements                   6

           Item 2.  Management's Discussion and Analysis of
             the of the Results of Operations and Financial
             Condition                                                 11

           Item 3.  Defaults Upon Senior Securities                    13


Part II -  Other Information

           Item 6.  Exhibits and Reports on Form 8-K                   14

                                 C.M. CORP.
                                 ----------
                          CONDENSED BALANCE SHEETS
                          ------------------------
                                (Unaudited)

                                                     (Dollars in Thousands)
                                                   June 30,      December 31,
                                                     1996             1995
                                                   ----------    ------------
                    ASSETS
                    ------

RESTRICTED CASH .............................      $   513          $   521

ACCRUED INTEREST RECEIVABLE .................           25               29

INVESTMENT IN RESIDENTIAL MORTGAGE LOANS, net        1,088            1,196

REAL ESTATE OWNED ...........................           35               --
                                                   -------          -------


                                                   $ 1,661          $ 1,746
                                                   =======          =======

   LIABILITIES AND STOCKHOLDER'S EQUITY
   ------------------------------------

LIABILITIES:

Payable to U.S. Home Mortgage Corporation ...      $ 1,364          $ 1,364

Accrued interest and other liabilities ......          267              268

Long-term debt, in default ..................        3,498            3,562
                                                   -------          -------

      Total liabilities .....................        5,129            5,194
                                                   -------          -------

STOCKHOLDER'S EQUITY:

Common stock, $1 par value ..................            1                1

Capital in excess of par value ..............        1,718            1,718

Retained deficit ............................       (5,187)          (5,167)
                                                   -------          -------

      Total stockholder's equity ............       (3,468)          (3,448)
                                                   -------          -------

                                                   $ 1,661          $ 1,746
                                                   =======          =======

  The accompanying notes are an integral part of these balance sheets.

                                 C.M. CORP.
                                 ----------
                     CONDENSED STATEMENTS OF OPERATIONS
                     ----------------------------------
                           (Dollars in Thousands)
                                (Unaudited)

                                  Three Months Ended          Six Months Ended
                                       June 30,                    June 30,
                                  ------------------          ----------------
                                    1996       1995             1996      1995
                                  -------    -------          -------   ------
REVENUES:

    Interest .................      $  82    $  95             $ 161    $ 199
                                    -----    -----              -----   -----


EXPENSES:
    Interest .................        107      123              214      250
    Other ....................          2        2                4        5
    Provision (benefit) for
       losses on loans
       and real estate owned .        (34)      32              (37)     138
                                    -----    -----             -----   -----
                                       75      157              181      393
                                    -----    -----             -----   -----

NET INCOME (LOSS) ............      $   7    $ (62)        $    (20) $  (194)
                                    =====    =====         ========  =======



    The accompanying notes are an integral part of these statements.

                                 C.M. CORP.
                                 ----------
                     CONDENSED STATEMENTS OF CASH FLOWS
                     ----------------------------------
                           (Dollars in Thousands)
                                (Unaudited)



                                                         Six Months Ended
                                                             June 30,
                                                       ---------------------
                                                        1996          1995
                                                     ---------     ---------

Net Cash Used By Operating Activities ............    $ (52)           $ (17)
                                                      -----            -----

Cash Flows From Investing Activities:
   Proceeds from investments in
     residential mortgage loans ..................      108              337
                                                      -----            -----
   Net cash provided by investing activities .....      108              337
                                                      -----            -----

Cash Flows From Financing Activities:
   Repayment of long-term debt ...................      (64)            (327)
                                                      -----           ------
   Net cash used by financing activities .........      (64)            (327)
                                                      -----           ------

Net Decrease In Cash .............................       (8)              (7)

Cash At Beginning of Period ......................      521              543
                                                      -----            -----

Cash At End of Period ............................    $ 513            $ 536
                                                      =====            =====

Supplemental Disclosure:
   Interest Paid .................................    $ 216            $ 255
                                                      =====            =====




   The accompanying notes are an integral part of these statements.

                                 C.M. CORP.
                                 ----------
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                  ---------------------------------------
                           (Dollars in Thousands)
                                (Unaudited)


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

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplate, among other things, realization of assets and payment of liabilities in the normal course of business, and do not purport to reflect any adjustments relating to the actions, if any, that may be taken by the Trustee resulting from the Events of Default as described in Note 2.

          In the opinion of the Company, subject to the matter discussed in the preceding paragraph, the accompanying condensed financial statements contain all adjustments (all of which were normal and recurring) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, and its results of operations for the three-month and six-month periods ended June 30, 1996 and 1995 and the statements of cash flows for the six-month periods ended June 30, 1996 and 1995.

 Note 2 - In accordance with the terms of an indenture, dated as of July 15, 1980, between the Company and The First National Bank of Chicago, as amended and supplemented ("Indenture"), the Company issued, in 1980 and 1981, conventional mortgage-backed bonds with original principal balances of $100,000 ("Bonds") of which $3,498 in
          principal   amount  is outstanding at June 30, 1996.  The Company
          secured the Bonds pursuant to an investment in a significant number of conventional residential mortgage loans with high loan-to-value ratios that are located primarily in energy-related areas which in the mid 1980's experienced a sharp decline in real estate values
          and   high   foreclosure   rates.  In 1987,  the costs and losses
          associated   with   the  repossession,  maintenance and resale of
          foreclosed  properties  increased due to depressed resale  values
          in   these  areas  which,  in turn,  accelerated  claims  against
          available blanket  mortgage  insurance  coverage.   During  1987,
          the  Company  projected  that, based  on  its  accelerated  claim
          experience, it  would  exhaust  the  blanket   mortgage insurance

 Note 2 - coverage for the conventional mortgage loan pools securing the (cont'd) Bonds and such coverage was exhausted during 1988. As a result of the exhaustion of the blanket mortgage insurance coverage for the mortgage pools, losses have been and will be incurred by the Company that previously were reimbursed by the mortgage insurer.

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

          The following summarizes valuation reserves for the six months ended June 30, 1996 and 1995.

                                                                  Real Estate
                                              Investments            Owned
                                              -----------         -----------

          Balance at December 31, 1994 ....      $ 1,544            $   165
          Provision for losses ............           53                 85
          Write-offs ......................          (31)               (63)
          Reclassification ................          (22)                22
                                                 -------            -------
          Balance at June 30, 1995 ........      $ 1,544            $   209
                                                 =======            =======

          Balance at December 31, 1995 ....      $ 1,544            $  --
          Recovery of losses ..............          (14)               (23)
          Write-offs ......................           (8)                 2
          Reclassification ................          (22)                22
                                                 -------            -------
          Balance at June 30, 1996 ........      $ 1,500            $     1
                                                 =======            =======


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

          Under the terms of the Indenture, the Company agreed to provide the Trustee with the periodic reports filed with the Securities and Exchange Commission ("SEC") and to provide an annual statement to the bondholders. The Company does not have, nor does it expect to have, the cash funds to pay for the costs and expenses of (a) the

 Note 2 - annual audit of its financial statements required to be included (cont'd.) in the annual report (cont'd.) filed with the SEC or (b) the annual
          statement   to   be  provided  to  the  bondholders.  Accordingly,
          the financial statements included in the Company's latest annual report and those included in the Company's annual reports filed with the SEC since 1991 are unaudited and the Company did not and no longer intends to provide annual statements to the bondholders
          which  results  in  non-compliance   with  a  covenant  under  the
          Indenture, permitting the Trustee or holders of 25% of the Bonds to accelerate their maturity.

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

          Based on this analysis and after considering the additional costs and risks to maintain the trust estate intact, the Trustee also stated in the December Report that ". . . the Trustee has determined not to hold the Trust Estate, but rather to liquidate the Trust

 Note 2 - Estate and distribute the proceeds to the Bondholders" and the (cont'd.) Indenture will be terminated.

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

          The Trustee issued a special report, dated October 7, 1994, of the final findings of FSCM in which the Trustee stated their intent to hold the collateral for the present and review periodically this decision with FSCM. As part of the Trustee's annual reports to bondholders for 1996 (dated July 15, 1996) and 1995 (dated July 15,
          1995), the Trustee stated in both reports it was not aware of any material change in the assumptions or market conditions used in
          their   decision  in  October 1994  to hold  the collateral for the present.

          The Trustee requested reimbursement from the Company for costs of legal counsel and FSCM's collateral evaluation services relating to the Events of Default and for trust administration services of the Trustee. The Company does not have, nor does it expect to have, the cash funds to reimburse the Trustee for these costs. The Trustee may, in certain instances, apply moneys from the reserve funds or from the sale of the pledged collateral to the payment of expenses incurred and advances made by the Trustee pursuant to Section 7.07 of the Indenture. As of June 30, 1996, the Trustee withdrew on a cumulative basis $98 from the reserve fund for the Series A Bonds and the same amount of $98 from the reserve fund for the Series B Bonds for these costs.

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

 Note 2 - U.S. Home Mortgage Corporation ("Mortgage"),  as servicer, is not
(cont'd.) obligated   to   advance   delinquent payments due on the pledged
          mortgage loans unless it reasonably believes that such advances will ultimately be recoverable from mortgage insurance proceeds. On March 27, 1991, Mortgage, as servicer, advised the Company that it will not advance delinquent mortgage loan payments due to the uncertainty of the recoverability of such advances. As a result, the Trustee withdrew a portion of the reserve funds on March 28, 1991 and March 30, 1992 to make the required interest payments on the Series B Bonds. In addition to the withdrawals from the reserve funds by the Trustee for bond administration costs and expenses, the anticipated cash flow deficiencies to meet future debt service requirements will also result in further withdrawals from each of the reserve funds for both series of Bonds until these funds are eventually exhausted. As of June 30, 1996, the remaining balance in each of the two cash reserve funds separately securing the Series A and B Bonds outstanding on that date was approximately $257 and $211, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations -

          Interest revenues and expenses decreased during the six month period ended June 30, 1996 compared to the same period in 1995 due, primarily, to a reduction in the outstanding principal balances of the mortgage  loans and long-term  debt. The reductions in the
          outstanding   principal   balances  of  the  mortgage  loans  and
          long-term debt are due to principal repayments of the mortgage loans, resulting in a corresponding retirement of the related long-term debt. The Company's provision for losses on loans and real estate owned decreased during the three and six month periods ended June 30, 1996 as compared to the same periods in 1995 due primarily to a reduction in the losses for delinquent loans and foreclosed properties. In addition, the Company's interest expense obligations on the Bonds exceed the interest revenues earned on the underlying pledged loans. The Company's profitability will continue to be adversely impacted by future foreclosures, the inadequacy of mortgage insurance coverage on loans which are not now delinquent and the costs and expenses relating to the Events of Default along with interest expense exceeding interest revenues.

          Financial Condition and Liquidity -

          At June 30, 1996, the Company had outstanding approximately $3.5 million of mortgage-backed bonds ("Bonds") issued under two series of publicly held debt. On May 28, 1992, the Trustee for the Bonds notified the Company that an Event of Default (as defined in the Indenture) had occurred and declared the outstanding principal balance of all of the remaining Bonds issued under the Indenture to be immediately due and payable. The Company does not have, nor expect to have, any significant assets other than the mortgage loans, reserve funds and primary mortgage insurance policies pledged as collateral for each remaining series of Bonds. Accordingly, the Company's ability to pay the principal and interest on the Bonds when due depends on the ongoing cash flows and any liquidation proceeds generated by the pledged loans and the funds available from the reserve funds and coverage under the primary mortgage insurance policies.

          Thus far, the Company has made timely payments due to the bondholders under the terms of the Indenture. However, the Company believes that the exhaustion of the blanket mortgage insurance coverage for the Bonds issued by the Company, the anticipated withdrawal by the Trustee to pay for its trust administration services and for the expenses and costs of the Events of Default,
          a  continuation  of  the   high costs and losses  associated with
          foreclosures on pledged loans and the application by the Company of certain proceeds from insurance claims, principal prepayments and foreclosures to payment of interest on the Bonds rather than to redemptions or prepayments of principal on the Bonds will in the future cause a deficiency in cash flows a vailable for the payments due on the related Bonds and the eventual depletion of the cash reserve funds. Such an event would cause the Company to be unable to meet its normal debt service requirements under the Indenture. The Company agrees with the Trustee that any sale of the remaining collateral by the Trustee will be insufficient to pay the Bonds in full. Accordingly, holders of Bonds would receive less than the principal amounts due on their Bonds.

          For   additional   information,  see    "Note    2  of  Notes  to
          Condensed Financial Statements".

Item 3.   Defaults Upon Senior Securities.

          The remaining Series A and Series B Bonds ($3.5 million outstanding at June 30, 1996) have stated maturities of July 31, and August 31, 2000, respectively. On May 28, 1992, the Trustee notified the Company that an Event of Default (as defined in the Indenture) had occurred and declared the outstanding principal balance of all of the remaining Bonds issued under the Indenture to be immediately due and payable.

          For additional information, see "Note 2 of Notes to Condensed Financial Statements."

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               Exhibit 11 - Computation of Income (Loss) Per Common Share.

               Exhibit 27 - Financial Data Schedule

         (b)   Reports on Form 8-K

               No Current Report on Form 8-K was filed by the Company during the three months ended June 30, 1996.



                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    C.M. CORP.
                                    (Registrant)


Date:   August 13, 1996              /s/ James R. Petty
                                    -------------------------------------
                                    (James R. Petty)
                                    President and Chief Executive Officer
                                    (principal executive officer)


Date:   August 13, 1996              /s/ Ronald C. McCabe
                                    --------------------------------------
                                    (Ronald C. McCabe)
                                    Senior Vice President and Chief
                                    Accounting Officer (principal
                                    accounting officer)

                        INDEX OF EXHIBITS




 Exhibit                                                   Page
 Number                                                    Number

  11     Computation of Income (Loss) Per Common Share      16

  27     Financial Data Schedule                            17