Form 10-Q
period 1996-09-30
CM CORP
filed 1996-11-13
CIK 316692

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                     OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________.

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

                                                 Yes     X      No
                                                      -------      -------
Number of shares outstanding of the registrant's common stock as of October 31, 1996:

            Class                         Outstanding as of October 31, 1996
-----------------------------           -------------------------------------
 Common Stock, $1 par value                          1,000 shares

                                Page 1 of 17
                      Exhibit Index Located on Page 15

                                   INDEX

                                                                 Page Number
Part I -    Financial Information
            Item 1.  Financial Statements

                Condensed Balance Sheets -
                   September 30, 1996 and December 31, 1995        3

                Condensed Statements of Operations - Three
                   and Nine Months Ended September 30, 1996
                   and 1995                                        4

                Condensed Statements of Cash Flows - Nine
                   Months Ended September 30, 1996 and 1995        5

                Notes to Condensed Financial Statements            6

            Item 2.  Management's Discussion and Analysis of
              the of the Results of Operations and Financial
              Condition                                           11

            Item 3.  Defaults Upon Senior Securities              13


Part II -   Other Information

            Item 6.  Exhibits and Reports on Form 8-K             14

                                 C.M. CORP.
                          CONDENSED BALANCE SHEETS
                                (Unaudited)

                                                       (Dollars in Thousands)
                                                    September 30,  December 31,
                                                         1996         1995
                                                   --------------  -----------

   ASSETS
   ------

RESTRICTED CASH ..................................      $   552      $   521

ACCRUED INTEREST RECEIVABLE ......................           24           29

INVESTMENT IN RESIDENTIAL MORTGAGE LOANS, net ....          912        1,196
                                                        -------      -------

                                                        $ 1,488      $ 1,746
                                                        =======      =======

   LIABILITIES AND STOCKHOLDER'S EQUITY
   ------------------------------------

LIABILITIES:

Payable to U.S. Home Mortgage Corporation ........      $ 1,364      $ 1,364

Accrued interest and other liabilities ...........          266          268

Long-term debt, in default .......................        3,396        3,562
                                                        -------      -------

            Total liabilities ....................        5,026        5,194
                                                        -------      -------

STOCKHOLDER'S EQUITY:

Common stock, $1 par value .......................            1            1

Capital in excess of par value ...................        1,718        1,718

Retained deficit .................................       (5,257)      (5,167)
                                                        -------      -------
            Total stockholder's equity ...........       (3,538)      (3,448)
                                                        -------      -------

                                                        $ 1,488      $ 1,746
                                                        =======      =======

      The accompanying notes are an integral part of these balance sheets.

                                 C.M. CORP.
                     CONDENSED STATEMENTS OF OPERATIONS
                           (Dollars in Thousands)
                                (Unaudited)




                                        Three Months Ended   Nine Months Ended
                                            September 30,      September 30,
                                        ------------------   -----------------
                                          1996     1995        1996    1995
                                          ------  ------      ------   -----
REVENUES:

   Interest ............................. $  76   $  89       $ 237   $ 288
                                           -----   -----       -----   -----


EXPENSES:
   Interest .............................   106     118         320     368
   Other ................................    18      20          22      25
   Provision (benefit) for losses on
        loans and real estate owned .....    22      10         (15)    148
                                          -----   -----       -----   -----
                                            146     148         327     541
                                          -----   -----       -----   -----


NET LOSS ................................ $ (70)  $ (59)      $ (90)  $(253)
                                          =====   =====       =====   =====



   The accompanying notes are an integral part of these statements.

                                 C.M. CORP.
                     CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                (Unaudited)



                                                      Nine Months Ended
                                                        September 30,
                                                      -------------------
                                                        1996       1995
                                                      -------     -------
Net Cash Used By Operating Activities .......          $ (87)      $ (44)
                                                       -----       -----

Cash Flows From Investing Activities:
       Proceeds from investments in
       residential mortgage loans ...........            284         550
                                                       -----       -----
       Net cash provided by investing
       activities ...........................            284         550
                                                       -----       -----

Cash Flows From Financing Activities:
       Repayment of long-term debt ..........           (166)       (433)
                                                       -----       -----
       Net cash used by financing
       activities ...........................           (166)       (433)
                                                       -----       -----

Net Increase In Cash ........................             31          73

Cash At Beginning of Period .................            521         543
                                                       -----       -----

Cash At End of Period .......................          $ 552       $ 616
                                                       =====       =====

Supplemental Disclosure:
       Interest Paid ........................          $ 322       $ 373
                                                       =====       =====




       The accompanying notes are an integral part of these statements.

                                 C.M. CORP.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Dollars in Thousands)
                                (Unaudited)


Note 1 - The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those
          rules   and   regulations. Although   C.M.  Corp.  ("Company")
          believes that the disclosures made are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the unaudited financial statements and notes thereto
          included   in  the  Company's  latest  annual  report  on Form
          10-K. The Company did not have the cash funds to pay the costs and expenses of an audit by independent certified
          public  accountants  of  its  financial  statements   included
          in  such  annual  repor   and, accordingly,  those  statements
          are unaudited.

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

          In the opinion of the Company, subject to the matter discussed in the preceding paragraph, the accompanying condensed financial statements contain all adjustments (all of which were normal and recurring) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, and its results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 and the statements of cash flows for the nine-month periods ended September 30, 1996 and 1995.

Note 2 - In accordance with the terms of an indenture, dated as of July 15, 1980, between the Company and The First National Bank of Chicago, as amended and supplemented ("Indenture"), the Company issued, in 1980 and 1981, conventional mortgage-backed bonds with original principal balances of $100,000 ("Bonds") of which $3,396 in principal amount is outstanding at September 30, 1996. The Company secured the Bonds pursuant to an investment in a significant number of conventional residential mortgage loans with high

Note 2 -  loan-to-value   ratios  that  are  located   primarily   in
(cont'd.) energy-related  areas  which  in the  mid 1980's experienced a sharp decline in real estate values and high foreclosure rates. In 1987, the costs and losses associated with the
          repossession,   maintenance    and   resale  of   foreclosed
          properties  increased  due to  depressed  resale   values in
          these areas which, in turn, accelerated claims against available blanket mortgage insurance coverage. During 1987, the Company projected that, based on its accelerated claim experience, it would exhaust the blanket mortgage insurance coverage for the conventional mortgage loan pools securing the Bonds and such coverage was exhausted during 1988. As a result of the exhaustion of the blanket mortgage insurance coverage for the mortgage pools, losses have been and will be incurred by the Company that previously were reimbursed by the mortgage insurer.

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

          The following summarizes valuation reserves for the nine months ended September 30, 1996 and 1995.

                                                                   Real Estate
                                                      Investments      Owned
                                                      -----------  -----------

          Balance at December 31, 1994 .............    $ 1,544      $   165
          Provision for losses .....................         53           95
          Write-offs ...............................        (31)        (141)
          Reclassification .........................        (22)          22
                                                        -------      -------
          Balance at September 30, 1995 ............    $ 1,544      $   141
                                                        =======      =======

          Balance at December 31, 1995 .............    $ 1,544      $    --
          Provision for (recovery of) losses .......          8          (23)
          Write-offs ...............................         (8)           1
          Reclassification .........................        (22)          22
                                                        -------      -------
          Balance at September 30, 1996 ............    $ 1,522      $   --
                                                        =======      =======

Note 2 - The Company does not have, nor expect to have, any (cont'd.) significant assets other than the mortgage loans, reserve funds and primary mortgage insurance policies pledged as collateral for each series of Bonds. Accordingly, its ability to pay the principal and interest on the Bonds when due depends on the ongoing cash flow and any liquidation proceeds to be generated by the pledged loans and the funds available from the reserve funds and coverage under the primary mortgage insurance policies. Substantially all of the pledged mortgage loans are insured by private mortgage insurance coverage for mortgagor payment defaults down to approximately 72% of the original value of the underlying properties on the date of origination of the loans.

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

          As part of the Trustee's annual report to bondholders, dated July 14, 1992, the Trustee notified the bondholders of the notices to the Company on May 28, 1992 relating to the Event of Default and default under the Indenture and acceleration of all amounts due on the remaining Bonds. In addition, the Trustee enclosed a special report, dated July 2, 1993, ("July Report") with its 1993 annual report to the bondholders summarizing, among other things, the remedies available under the Indenture and the actions taken and proposed to be taken by the Trustee relating to the Events

Note 2 - of Default. The Trustee informed the bondholders in the July (cont'd.) Report that it had retained AM&G Financial Services, Inc.
          (now known as First Security Capital Markets and hereinafter referred to as "FSCM") in the last half of 1992 to review and analyze the collateral securing the Bonds. The July Report concludes that (a) the proceeds from the liquidation of the collateral would not be sufficient to pay either series of Bonds in full and (b) the projected future cash flows from the collateral will also result in a shortfall in repayment of principal for both series of Bonds.

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

          The Trustee issued a special report, dated October 7, 1994, of the final findings ofFSCM in which the Trustee stated their intent to hold the collateral for the present and review periodically this decision with FSCM. As part of the Trustee's annual reports to bondholders for 1996 (dated July 15, 1996) and 1995 (dated July 15, 1995), the Trustee stated in both reports it was not aware of any material change in the assumptions or market conditions used in their decision in October 1994 to hold the collateral for the present.

Note 2 - The Trustee requested reimbursement from the Company for (cont'd.) costs of legal counsel and FSCM's collateral evaluation services relating to the Events of Default and for trust administration services of the Trustee. The Company does not have, nor does it expect to have, the cash funds to reimburse the Trustee for these costs. The Trustee may, in certain instances, apply moneys from the reserve funds or from the sale of the pledged collateral to the payment of expenses incurred and advances made by the Trustee pursuant to Section 7.07 of the Indenture. As of September 30, 1996, the Trustee withdrew on a cumulative basis $106 from the reserve fund for the Series A Bonds and the same amount of $106 from the reserve fund for the Series B Bonds for these costs.

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

Note 2 - U.S. Home Mortgage Corporation ("Mortgage"), as servicer, (cont'd.) is not obligated to advance delinquent payments due on the pledged mortgage loans unless it reasonably believes that such advances will ultimately be recoverable from mortgage insurance proceeds. On March 27, 1991, Mortgage, as servicer, advised the Company that it will not advance delinquent mortgage loan payments due to the uncertainty of the recoverability of such advances. As a result, the Trustee withdrew a portion of the reserve funds on March 28, 1991 and March 30, 1992 to make the required interest payments on the Series B Bonds and on August 28, 1996 to make such payments on the Series A Bonds. In addition to the withdrawals from the reserve funds by the Trustee for bond administration costs and expenses, the anticipated cash flow deficiencies to meet future debt service requirements will also result in further withdrawals from each of the reserve funds for both series of Bonds until these funds are eventually exhausted. As of September 30, 1996, the remaining balance in each of the two cash reserve funds separately securing the Series A and B Bonds outstanding on that date was approximately $249 and $206, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


          Results of Operations -

          Interest revenues and expenses decreased during the three and nine month periods ended September 30, 1996 compared to the same periods in 1995 due, primarily, to a reduction in the outstanding principal balances of the mortgage loans and long-term debt. The reductions in the outstanding principal balances of the mortgage loans and long-term debt are due to principal repayments of the mortgage loans, resulting in a corresponding retirement of the related long-term debt. The Company's provision for losses on loans and real estate owned decreased during the nine month period ended September 30, 1996 as compared to the same period in 1995 due primarily to a reduction in the losses for delinquent loans and foreclosed properties. In addition, the Company's interest expense obligations on the Bonds exceed the interest revenues earned on the underlying pledged loans.

          The Company's profitability will continue to be adversely impacted by future foreclosures, the inadequacy of mortgage insurance coverage on loans which are not now delinquent and the costs and expenses relating to the Events of Default along with interest expense exceeding interest revenues.


          Financial Condition and Liquidity -

          At September 30, 1996, the Company had outstanding approximately $3.4 million of mortgage-backed bonds ("Bonds") issued under two series of publicly held debt. On May 28, 1992, the Trustee for the Bonds notified the Company that an Event of Default (as defined in the Indenture) had occurred and declared the outstanding principal balance of all of the remaining Bonds issued under the Indenture to be immediately due and payable. The Company does not have, nor expect to have, any significant assets other than the mortgage loans, reserve funds and primary mortgage insurance policies pledged as collateral for each remaining series of Bonds. Accordingly, the Company's ability to pay the principal and interest on the Bonds when due depends on the ongoing cash flows and any liquidation proceeds generated by the pledged loans and the funds available from the reserve funds and coverage under the primary mortgage insurance policies.

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

          For additional information, see "Note 2 of Notes to Condensed Financial Statements".

Item 3.   Defaults Upon Senior Securities.

          The remaining Series A and Series B Bonds ($3.4 million outstanding at September 30, 1996) have stated maturities of July 31, and August 31, 2000, respectively. On May 28, 1992, the Trustee notified the Company that an Event of Default (as defined in the Indenture) had occurred and declared the outstanding principal balance of all of the remaining Bonds issued under the Indenture to be immediately due and payable.

          For additional information, see "Note 2 of Notes to Condensed Financial Statements."

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 Exhibit 11 - Computation of Loss Per Common Share.

                 Exhibit 27 - Financial Data Schedule.

            (b)  Reports on Form 8-K

                 No Current Report on Form 8-K was filed by the Company during the three months ended September 30, 1996.



                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     C.M. CORP.
                                     (Registrant)


Date:   November  8, 1996            /s/ James R. Petty
                                     -------------------
                                     (James R. Petty)
                                     President and Chief Executive Officer
                                     (principal executive officer)


Date:   November  8, 1996            /s/ Ronald C. McCabe
                                     ---------------------
                                     (Ronald C. McCabe)
                                     Senior Vice President and Chief
                                     Accounting Officer
                                     (principal accounting officer)

                             INDEX OF EXHIBITS





 Exhibit                                                               Page
 Number                                                               Number
 -------                                                              ------

     11          Computation of Loss Per Common Share                   17

     27          Financial Data Schedule                                18