Form 10-K
period 1996-12-31
CM CORP
filed 1997-04-15
CIK 316692

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                  For Annual Report and Transition Reports
Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1996

                                     OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ___________________ to ___________________.

                       Commission File Number 2-67676

                                 C.M. CORP.

           (Exact name of registrant as specified in its charter)

         Delaware                                      59-1995931
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)

       311 Park Place Boulevard, Suite 500, Clearwater, Florida 34619
        (Address of principal executive offices, including zip code)

                               (813) 791-2111
                             (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1997:None

Number of shares outstanding of the registrant's common stock as of March 31, 1997:

                   Class                      Outstanding at March 31, 1997
     Common Stock, $1 par value                                1,000 shares
   Documents Incorporated by Reference

Registrant's prospectus, dated July 23, 1980 (Registration No. 2-67676), is incorporated by reference in Part I.

                                Page 1 of 60
           Exhibit Index Located on Pages 36 through 50

                                   PART I

Item 1. Business

     General -

        C.M. Corp., a Delaware corporation (the "Company"), is a wholly-owned subsidiary of U.S. Home Mortgage Corporation ("Mortgage"), which in turn is a wholly-owned subsidiary of U.S. Home Corporation ("U.S. Home"). The Company was organized primarily to facilitate the financing of residential mortgage loans on single-family residences sold by U.S. Home through the purchase of such loans and the issuance and sale of mortgage-backed bonds. Since 1982, the Company has not engaged in activities other than activities with respect to the outstanding bonds and does not intend to engage in the purchase of loans or issuance and sale of additional mortgage-backed bonds or any other business activities.

        The Company's business is conducted from the offices of Mortgage in Clearwater, Florida.

        During the period from August 1, 1980 through July 31, 1981, pursuant to an Indenture, dated as of July 15, 1980, between the Company and The First National Bank of Chicago as Trustee (the "Trustee") as amended and supplemented (the "Indenture"), the Company issued and sold an aggregate principal amount of $100,000,000 of mortgage-backed bonds ("Bonds") of which $3,396,000 and $525,300 was outstanding at December 31, 1996 and March 31, 1997, respectively.

        Each series of Bonds was secured, at the time of issuance, by assignment to the Trustee of a separate security package consisting of pledged residential mortgage loans, the related primary and blanket mortgage insurance policies, the Company's rights under the applicable servicing agreement with Mortgage, as servicer, and a cash reserve fund. The foregoing is a summary of certain of the terms of the Bonds issued under the Indenture by the Company. Although certain of the terms may vary by series, each series of Bonds has substantially similar terms. A more complete description of the Bonds and security package may be found on pages 6 through 15 in the Company's prospectus dated July 23, 1980 (Registration No. 2-67676) which is incorporated herein by reference.

     Event of Default -

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

     Loan Sale -

        At the end of 1996, the Company obtained bids from unaffiliated investors/brokers to purchase the remaining loans pledged to secure the Bonds since most of these loans were current and had good recent payment histories. The Company requested the consent of the Trustee to sell the loans at an above par purchase price to the investor with the highest bid offering to purchase all of the loans which were not in foreclosure.

        The Trustee disclosed in Special Reports to the bondholders that prior to granting its consent to this proposed sale, the Trustee requested its mortgage banking affiliate, experienced in the sale of residential mortgage loans, to review the process by which the Company obtained the bids to determine if it was likely to have resulted in receipt of bids fairly reflecting the market for such loans and assess the fairness of the bid. The Trustee also stated this affiliate concluded that the bid solicitation process employed by the Company was appropriate and that the accepted bid was fair. Accordingly, the Trustee exercised its rights under
     Section 6.04 of the Indenture and consented to the sale.

        On February 7, 1997, the Company sold without recourse all of its mortgage loans to this investor except for one loan pledged to secure the Series B Bonds which is in the process of foreclosure. During February and March, 1997, the Trustee used the proceeds from this sale together with payments collected on these loans prior to the sale and funds from the respective cash reserve funds to pay the Series A Bonds in full and to make a principal prepayment of $1,642,200 on the Series B Bonds. At March 31, 1997, the outstanding principal balance of the Series B Bonds was $525,300.

        The Company does not have, nor expect to have, any assets available to make further payments on the Series B Bonds other than the one remaining pledged mortgage loan in the process of foreclosure with an outstanding principal balance of $36,100 (and with an estimated net realizable value of $14,000). The Trustee expects, and the Company agrees, that the proceeds from the liquidation of this loan will not be sufficient to repay the remaining principal of the Series B Bonds in full. The Trustee also informed the Series B bondholders that, due to such insufficiency, there will be no further payments of interest on the Series B Bonds. Therefore, at March 31, 1997, the outstanding bond principal balance of $525,300 and interest accruing on the Series B Bonds is substantially not recoverable and is expected to result in a loss to the holders of the Series B Bonds.

     Collateral and Bond Information -

        The delinquency, restructuring and non-performing loan data related to the residential mortgage loans held for investment by the Company at December 31, 1996 and 1995 follows:


                                          1996          1995
        Residential Mortgage Loans
        (by number of loans) -

           Delinquency:  (a)

              Number delinquent            5             5
              Total number of loans       63            69
              Percentage                7.94%         7.25%
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

      Set forth below are the mortgage loan and real estate owned balances together with delinquency statistics (each by the outstanding aggregate principal balance and number of loans or properties) as of December 31, 1996 for each series of Bonds outstanding on that date.

   Series   Mortgage     Real Estate     Delinquent
     of       Loan           Owned          Loans (1)     Bonds    Principal   Number  Principal   Number  Principal Number
     A     $  979,441         24        $   -             -        $ 42,180      1
     B     $1,430,734         39        $   -             -        $148,539      4


   (1) Aggregate delinquent mortgage loan balances pledged to each respective series of Bonds as of December 31, 1996 for loans past due for 30 or more days on that date.

      Set forth below are the outstanding Bond principal balances along with the remaining blanket mortgage insurance coverage and cash reserve funds as of December 31, 1996.


      Series of   Bond Principal  Blanket Mortgage     Cash Reserve
        Bonds         Balance                       Insurance Coverage      Funds
          A         $1,228,730           None          $248,285
          B         $2,167,500           None          $207,587


        For additional information, see "Notes 2, 4 and 7 of Notes to Financial Statements."

Item 2. Properties

   None.

Item 3. Legal Proceedings

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                             PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

   Not applicable.

Item 6. Selected Financial Data

                SUMMARY OF SELECTED FINANCIAL DATA
            FOR THE FIVE YEARS ENDED DECEMBER 31, 1996

          (Dollars in Thousands, Except Per Share Data)

                                                                 Years Ended December 31,
                                         1996          1995           1994               1993                1992
OPERATING REVENUES                     $  310        $  371         $  474              $  560              $  698

OPERATING INCOME (LOSS)                $1,378        $ (303)        $ (165)             $ (196)             $ (148)

INCOME TAXES                           $    -        $    -         $    -              $   -               $   -
NET INCOME (LOSS)                      $1,378        $ (303)        $ (165)             $ (196)             $ (148)

NET INCOME (LOSS) PER COMMON SHARE     $1,378        $ (303)        $ (165)             $ (196)             $ (148)

DIVIDENDS PER COMMON SHARE             $    -        $    -         $    -              $   -               $   -

TOTAL ASSETS                           $2,956        $1,746         $2,725              $3,257              $4,242

TOTAL LONG-TERM DEBT                   $3,396        $3,562         $4,228              $4,588              $5,335



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

        Interest revenues and expenses decreased during 1996 compared to 1995 and 1995 compared to 1994 due, primarily, to a reduction in the outstanding principal balances of mortgage loans and long-term debt. The reductions in the outstanding principal balances of the mortgage loans and long-term debt are due to principal repayments of mortgage loans and liquidation of real estate owned resulting in a corresponding retirement of the related long-term debt.

        During the first quarter of 1997, the Company sold substantially all of its mortgage loans and paid off a significant portion of its long-term debt and plans to cease operations in 1997. At December 31, 1996, the Company recovered substantially all of its provision for losses on loans and real estate as a result of the sale of these mortgage loans at an above par purchase price to an unaffiliated investor.

   Liquidity

        At December 31, 1996, the Company had outstanding approximately $3,396,000 of Bonds issued pursuant to the Indenture under two series of publicly held debt. On May 28, 1992, the Trustee for the Bonds notified the Company that an Event of Default had occurred and declared the outstanding principal balance of the Bonds issued under the Indenture to be immediately due and payable.

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

        Thus far, the Company has made timely payments due to the bondholders under the terms of the Indenture. However, the Company believes that the exhaustion of the blanket mortgage insurance coverage for the Bonds issued by the Company, the anticipated withdrawal by the Trustee to pay for its trust administration services and for the expenses and costs of the Events of Default, a continuation of the high costs and losses associated with foreclosures on pledged loans and the application by the Company of certain proceeds from insurance claims, principal prepayments and foreclosures to payment of interest on the Bonds rather than to redemptions or prepayments of principal on the Bonds will in the future cause a deficiency in cash flows available for the payments due on the related Bonds and the eventual depletion of the cash reserve funds. In addition, the Bonds mature within 4 years in 2000 and there is a significant shortfall in the principal balance and weighted average interest rate earned on the pledged loans compared to the corresponding principal balance and interest rates paid on the Bonds at December 31, 1996. Such events will cause the Company at some future date to be unable to meet its debt service requirements under the Indenture and holders of Bonds would receive less than the principal amounts due on their Bonds.

        At the end of 1996, the Company obtained bids from unaffiliated investors/brokers to purchase the remaining loans pledged to secure the Bonds since most of these loans were current and had good recent payment histories. The Company requested the consent of the Trustee to sell the loans at an above par purchase price to the investor with the highest bid offering to purchase all of the loans which were not in foreclosure.

        The Trustee disclosed in Special Reports to the bondholders that prior to granting its consent to this proposed sale, the Trustee requested its mortgage banking affiliate, experienced in the sale of residential mortgage loans, to review the process by which the Company obtained the bids to determine if it was likely to have resulted in receipt of bids fairly reflecting the market for such loans and assess the fairness of the bid. The Trustee also stated this affiliate concluded that the bid solicitation process employed by the Company was appropriate and that the accepted bid was fair. Accordingly, the Trustee exercised its rights under Section 6.04 of the Indenture and consented to the sale.

        On February 7, 1997, the Company sold without recourse all of its mortgage loans to this investor except for one loan pledged to secure the Series B Bonds which is in the process of foreclosure. During February and March, 1997, the Trustee used the proceeds from this sale together with payments collected on these loans prior to the sale and funds from the respective cash reserve funds to pay the Series A Bonds in full and to make a principal prepayment of $1,642,200 on the Series B Bonds. At March 31, 1997, the outstanding principal balance of the Series B Bonds was $525,300.

        The Company does not have, nor expect to have, any assets available to make further payments on the Series B Bonds other than the one remaining pledged mortgage loan in the process of foreclosure with an outstanding principal balance of $36,100 (and with an estimated net realizable value of $14,000). The Trustee expects, and the Company agrees, that the proceeds from the liquidation of this loan will not be sufficient to repay the remaining principal of the Series B Bonds in full. The Trustee also informed the Series B bondholders that, due to such insufficiency, there will be no further payments of interest on the Series B Bonds. Therefore, at March 31, 1997, the outstanding bond principal balance of $525,300 and interest accruing on the Series B Bonds is substantially not recoverable and is expected to result in a loss to the holders of the Series B Bonds.

        In addition, the Company does not have the funds to repay the payable of $1,584,000 to U.S. Home Mortgage Corporation.

        For additional information, see "Notes 2, 4 and 7 of Notes to Financial Statements."

Item 8. Financial Statements and Supplementary Data

                                  C.M. CORP.

                        INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

    Report of Independent Certified Public Accountants - omitted*

    Balance Sheets - December 31, 1996 and 1995

    Statements of Operations - For the Years Ended December 31, 1996, 1995, and 1994

    Statements of Stockholder's Equity - For the Years Ended December 31, 1996, 1995, and 1994

    Statements of Cash Flows - For the Years Ended December 31, 1996, 1995, and 1994

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

                                  C.M. CORP.
                                BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995
                                 (Unaudited)*

                            (Dollars in Thousands)

                                                            1996               1995
                            ASSETS

RESTRICTED CASH                                        $    544            $    521

ACCRUED INTEREST RECEIVABLE                                  24                  29

INVESTMENT IN RESIDENTIAL MORTGAGE LOANS, net             2,388               1,196

                                                       $  2,956            $  1,746

     LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:

  Payable to U.S. Home Mortgage Corporation            $  1,584            $  1,364
  Accrued interest and other liabilities                     46                 268
  Long-term debt, in default                              3,396               3,562

      Total liabilities                                   5,026               5,194

STOCKHOLDER'S EQUITY:

  Common stock, $1 par value, 1,000 shares authorized and
      outstanding                                             1                   1
  Capital in excess of par value                          1,718               1,718
  Retained deficit                                       (3,789)             (5,167)

      Total stockholder's equity                         (2,070)             (3,448)

                                                       $  2,956            $  1,746


  The accompanying notes are an integral part of these balance sheets.

  * The Company does not have the cash funds to pay for the costs and expenses of an audit of its financial statements by independent certified accountants and, accordingly, the accompanying statements are unaudited.

                                  C.M. CORP.
                           STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 (Unaudited)

                            (Dollars in Thousands)

                                             1996       1995        1994
REVENUES:

  Interest                                 $    310   $    371   $    474

EXPENSES:

  Interest                                      422        480        535
  Provision (recovery) of losses on loans
      and real estate owned                  (1,515)       166       -
  Other                                          25         28        104

                                             (1,068)       674        639

NET INCOME (LOSS)                         $   1,378  $    (303) $    (165)




  The accompanying notes are an integral part of these statements.

                            C.M. CORP.
                STATEMENTS OF STOCKHOLDER'S EQUITY

       FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                           (Unaudited)

                   (Dollars in Thousands, Except Par Value)


                                            Common  Capital in
                                            Stock   Excess of        Retained
                                           $1 Par   Par Value        Deficit
BALANCE, December 31, 1993               $      1    $  1,718    $   (4,699)

Net loss for the year                       -           -              (165)

BALANCE, December 31, 1994                      1       1,718        (4,864)

Net loss for the year                       -           -              (303)

BALANCE, December 31, 1995                      1       1,718        (5,167)

Net income for the year                     -           -             1,378

BALANCE, December 31, 1996               $      1    $  1,718     $  (3,789)




  The accompanying notes are an integral part of these statements.

                                C.M. CORP.
                         STATEMENTS OF CASH FLOWS

           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                               (Unaudited)


                                                      (Dollars in Thousands)
                                                 1996       1995       1994
Cash Flows From Operating Activities:

   Net income (loss)                            $ 1,378    $  (303) $   (165)
Adjustments to reconcile net loss to net cash
    provided (used) by operating activities -
     Provision (recovery) of losses on loans and
        real estate owned                        (1,515)       166       -
     Amortization of discounts on investments       -           (6)      (38)
     Changes in assets and liabilities -
        Decrease (increase) in receivables and
           real estate owned                         (2)       104      (140)
        Decrease in accrued interest and other
           liabilities                               (2)       (10)       (7)
Net cash used by operating activities              (141)       (49)     (350)

Cash Flows From Investing Activities:

   Proceeds from investments in residential
      mortgage loans                                330        693       609
   Decrease (increase) in restricted cash           (23)        22       101
   Net cash used by investing activities            307        715       710

Cash Flows From Financing Activities:

   Repayment of long-term debt                     (166)      (666)     (360)
   Net cash used by financing activities           (166)      (666)     (360)

Net Change In Cash                                 -          -         -
Cash At Beginning Of Year                          -          -         -

Cash At End Of Year                             $  -       $  -     $   -

Supplemental Disclosure:

   Interest Paid                                $  425     $   490  $    541




   The accompanying notes are an integral part of these statements.

                            C.M. CORP.
                  NOTES TO FINANCIAL STATEMENTS

                      (Dollars in Thousands)
                           (Unaudited)

(1)    SIGNIFICANT ACCOUNTING POLICIES:

   Nature of Operations and Basis of Presentation -

       C.M. Corp., a Delaware corporation (the "Company"), is a wholly-owned subsidiary of U.S. Home Mortgage Corporation ("Mortgage"), which in turn is a wholly-owned subsidiary of U.S. Home Corporation ("U.S. Home"). The Company was organized to facilitate the financing of residential mortgage loans on single-family residences built and sold by U.S. Home through the purchase of loans and the issuance and sale of mortgage-backed bonds. The Company has not engaged in activities other than activities with respect to the outstanding bonds since 1982 and does not intend to engage in the purchase of loans or issuance and sale of additional mortgage-backed bonds or any other business activities.

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplate, among other things, realization of assets and payment of liabilities in the normal course of business. However, subsequent to December 31, 1996, the Company sold substantially all of its mortgage loans and paid off a significant portion of its long-term debt and plans to cease operations in 1997 (see Notes 2, 4 and 7).

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

   Financial Instruments -

       All of the assets of the Company are pledged under an Indenture with the Trustee (see Note 4) as collateral for the outstanding mortgage-backed bonds issued by the Company. The Trustee has declared the outstanding principal balance of all the remaining bonds to be immediately due and payable. The payment of the principal and interest due on the bonds depends on the ongoing cash flows and the liquidation proceeds generated from the sale of the pledged assets together with the remaining amounts in the cash reserve funds (see Notes 2 and 7). The disposition and liquidation of the pledged assets to pay the principal and interest on the bonds is at the discretion and under the control of the Trustee. The Company has been informed there is no active secondary market for these bonds.

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

(2)    INVESTMENT IN RESIDENTIAL MORTGAGE LOANS:

       At December 31, 1996, the investment in residential mortgage loans has interest rates ranging from 9.875% to 12.875% per annum (weighted average interest rate of approximately 10.86%) and maturities through August 1, 2010. All mortgage loans purchased by the Company are held for long-term investment as collateral for long-term debt and are included in the accompanying balance sheets at amortized cost net of valuation reserves.

       On February 7, 1997, the Company sold substantially all of its remaining mortgage loans (outstanding principal balance of $2,366 on the date of purchase) at an above par purchase price to an unaffiliated investor (see
   Note 7).


(3)    VALUATION RESERVES:

       The Company invested in a significant number of conventional residential mortgage loans with high loan-to-value ratios that are located primarily in energy-related areas which in the mid 1980's experienced a sharp decline in real estate values and high foreclosure rates. In 1987, the costs and losses associated with the repossession, maintenance and resale of foreclosed properties increased due to depressed resale values in these areas which, in turn, accelerated claims against available blanket mortgage insurance coverage. During 1987, the Company projected that, based on its accelerated claim experience, it would exhaust the blanket mortgage insurance coverage for the conventional mortgage loan pools securing the mortgage-backed bonds issued by the Company and such coverage was exhausted during 1988. As a result of the exhaustion of the blanket mortgage insurance coverage for the mortgage pools, losses have been and may be incurred by the Company that previously were reimbursed by the mortgage insurer.

       The Company established reserves for losses on loans and real estate owned which reflected an estimate of the losses that would have been incurred in connection with its investment loans and foreclosed properties. These reserves were based on management's best estimate of amounts that would have been realized from the mortgage loans in the event of foreclosure including any proceeds reimbursed under the primary mortgage insurance policies using current and historical information. At December 31, 1996, the Company made a non-cash adjustment to its valuation reserves to reflect the subsequent sale of substantially all of the mortgage loans without recourse at an above par purchase price to an unaffiliated investor (see Note 2).

       The following summarizes valuation reserves for the years ended December 31, 1996, 1995 and 1994.

                                                      Real Estate
                                               Investments      Owned

       Balance at December 31, 1993              $1,588       $  226
       Write-offs                                  -            (105)
       Reclassification                             (44)          44
       Balance at December 31, 1994              $1,544       $  165
       Provision for losses                          36          130
       Write-offs                                   (14)        (317)
       Reclassification                             (22)          22
       Balance at December 31, 1995              $1,544      $   -
       Recovery of provision for losses          (1,492)         (23)
       Write-offs                                    (8)           1
       Reclassification                             (22)          22
       Balance at December 31, 1996             $    22      $  -

(4)    LONG-TERM DEBT:

       In accordance with the terms of the indenture, dated as of July 15, 1980, between the Company and The First National Bank of Chicago, as amended and supplemented (the "Indenture"), the Company issued, in 1980 and 1981, conventional mortgage-backed bonds having original principal balances of $100,000 ("Bonds") of which $3,396 in principal amount is outstanding at December 31, 1996. At December 31, 1996, the two remaining series of Bonds have interest rates of 11.75% and 12.25% per annum and maturities on the last day of July and August, 2000.

       As a result of the sale on February 28, 1997 of substantially all of the mortgage loans pledged to the Bonds, the Trustee paid principal on the Bonds in the amount of $2,871 during the first quarter of 1997 (see Note 7).

       The Company does not have, nor expect to have, any significant assets other than the mortgage loans, reserve funds and primary mortgage insurance policies pledged as collateral for each series of Bonds. Accordingly, its ability to pay the principal of, and interest on, the Bonds when due depends on the ongoing cash flow and the liquidation proceeds generated from the sale of the pledged loans and the funds available from the cash reserve funds and coverage under the primary mortgage insurance policies.

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

       The Trustee requested reimbursement from the Company for costs of legal counsel and FSCM's collateral evaluation services relating to the Events of Default and for trust administration services of the Trustee. The Company does not have, nor does it expect to have, the cash funds to reimburse the Trustee for these costs. The Trustee may, in certain instances, apply moneys from the reserve funds or from the sale of the pledged collateral to the payment of expenses incurred and advances made by the Trustee pursuant to
   Section 7.07 of the Indenture. As of December 31, 1996, the Trustee withdrew on a cumulative basis $107 from the reserve fund for the Series A Bonds and the same amount of $107 from the reserve fund for the Series B Bonds for these costs.

       Thus far, the Company has made timely payments due to the bondholders under the terms of the Indenture. However, the Company believes that the exhaustion of the blanket mortgage insurance coverage for the Bonds issued by the Company, the anticipated withdrawal by the Trustee for expenses and advances for its trust administration services and for the expenses and costs of the Events of Default, a continuation of the high costs and losses associated with foreclosures on pledged loans and the application by the Company of certain proceeds from insurance claims, principal prepayments and foreclosures to payment of interest on the Bonds rather than to redemptions or prepayments of principal on the Bonds will in the future cause a deficiency in cash flows available for the payments due on the related Bonds and the eventual depletion of the cash reserve funds. In addition, the Bonds mature within the next 4 years in 2000 and there is a significant shortfall in the principal balance and weighted average interest rate earned on the pledged loans compared to the corresponding principal balance and interest rates paid on the Bonds at December 31, 1996. Such events will cause the Company at some future date to be unable to meet its debt service requirements under the Indenture and holders of Bonds would receive less than the principal amounts due on their Bonds.

       At the end of 1996, substantially all of the remaining mortgage loans were current and had good recent payment histories. In order to minimize the eventual losses to the bondholders, and based on the highest bid the Company obtained from an investor to purchase these loans at an above par purchase price, the Trustee agreed with the Company that it was in the best interest of the bondholders to sell the loans and distribute the liquidated collateral to them.

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

       The Company has two cash reserve funds separately securing each of the two remaining Bond series. At December 31, 1996, the balance of each of the cash reserve funds securing the Series A and Series B Bonds was $248 and $208, respectively. However, the cash reserve funds for the Series A Bonds were substantially depleted and such funds for the Series B Bonds were fully depleted from the principal payments paid on these Bonds during the first quarter of 1997.

(5)    INCOME TAXES:

       The Company is included in the consolidated federal income tax return filed by U.S. Home. The Company records its income tax provisions on a separate company basis in accordance with an allocation agreement with U.S. Home. Due to the previous years' losses and future uncertainties of the Company, no current or deferred income taxes have been provided in the financial statements.

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

(7)    SUBSEQUENT EVENT:

       At the end of 1996, the Company obtained bids from unaffiliated investors/brokers to purchase the remaining loans pledged to secure the Bonds since most of these loans were current and had good recent payment histories. The Company requested the consent of the Trustee to sell the loans to the investor with the highest bid of 102.75% offering to purchase all of the loans which were not in foreclosure.

       As part of the Special Reports the Trustee sent to the Series A bondholders (dated February 28, 1997) and to the Series B bondholders (dated March 28, 1997), the Trustee stated in those reports that prior to granting their consent to this proposed sale, the Trustee requested its mortgage banking affiliate, experienced in the sale of residential mortgage loans, to review the process by which the Company obtained the bids to determine if it was likely to have resulted in receipt of bids fairly reflecting the market for such loans and assess the fairness of the bid. The Trustee also stated in these reports that this affiliate concluded that the bid solicitation process employed by the Company was appropriate and that the accepted bid was fair. Accordingly, the Trustee exercised its rights under Section 6.04 of the Indenture and consented to the sale.

       On February 7, 1997, the Company sold without recourse all of its mortgage loans to this investor except for one loan pledged to secure the Series B Bonds which is in the process of foreclosure. During February and March, 1997, the Trustee used the proceeds from this sale together with payments collected on these loans prior to the sale and funds from the respective cash reserve funds to pay the Series A Bonds in full and to make a principal prepayment of $1,642 on the Series B Bonds. At March 31, 1997, the outstanding principal balance of the Series B Bonds was $525.

       The Company does not have, nor expect to have, any assets available to make further payments on the Series B Bonds other than the one remaining pledged mortgage loan in the process of foreclosure with an outstanding principal balance of $36 and estimated net realizable value of $14. The Trustee stated in the Special Report (dated March 28, 1997) sent to the Series B bondholders that the Trustee expects, and the Company agrees, the proceeds from the liquidation of this loan will not be sufficient to repay the remaining principal of the Series B Bonds in full. The Trustee further stated in this report that, due to such insufficiency, there will be no further payments of interest on the Series B Bonds. Therefore, at March 31, 1997, the outstanding bond principal balance of $525 and interest accruing on the Series B Bonds is substantially not recoverable and is expected to result in a loss to the holders of the Series B Bonds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   See note 1 to the financial statements.

                             PART III

Item 10.   Directors and Executive Officers of the Registrant

       The Company's Board of Directors and executive officers during 1996 and their respective ages, length of service as a director and positions are set forth below:

                                     Served as
                                      Director
   Name                        Age      Since    Position and Office

   James R. Petty               48      1992     Director and President

   Ronald C. McCabe             48      1992     Director, Senior Vice President and
                                                 Secretary

   Virginia S. Casagrande       46      1996     Director, Vice President, Controller
                                                 and Assistant Secretary


       No family relationship exists among any of the directors or executive officers of the Company.

       On November 18, 1996, Ms. Casagrande was elected a member of the Board of Directors to replace Kevin W. Kennedy, who resigned his employment with the Company and from the Board as of that date.

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

Item 11.   Executive Compensation

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

       As of March 31, 1997, Mortgage owned all of the issued and outstanding stock of the Company.

       James R. Petty, President of the Company, beneficially owns 32,913 shares of common stock of U.S. Home Corporation, including 20,000 options to acquire shares of common stock of which 12,001 are fully exercisable, and 11,119 shares issued pursuant to a restricted stock plan subject to forfeited and vesting provisions, all of which constitutes less than 1% of such outstanding shares of U.S. Home Corporation.

       Virginia S. Casagrande, Vice President, Controller of the Company, beneficially owns 70 shares of common stock of U.S. Home Corporation which constitutes less than 1% of such outstanding shares.

       The directors and executive officers of the Company as a group beneficially own 32,983 shares of common stock of U.S. Home Corporation, which constitutes less than 1% of such shares.

       No other Director or executive officer of the Company owns any shares of stock issued by U.S. Home Corporation.

Item 13.    Certain Relationships and Related Transactions

       At December 31, 1996, the remaining payable to Mortgage of $1,584 consists, primarily, of funds advanced to the Company to redeem certain series of mortgage-backed bonds. The Company does not have the funds to repay this payable to Mortgage.

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

          99   Pages 6 through 15 to Prospectus, dated July 23, 1980 (Registration No. 2-67676).


(b) No report on Form 8-K was filed by the Company during the three months ended December 31, 1996.

                            SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 14, 1997         C.M. Corp.

                               By: /s/ James R. Petty
                                  -----------------------------
                                     James R. Petty
                                   President (principal executive officer)

                               By: /s/ Ronald C. McCabe
                                  -----------------------------
                                   Ronald C. McCabe
                                   Senior Vice President, Chief Accounting
                                   Officer and Chief Financial Officer
                                   (principal accounting officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signature                       Title                                 Date
         ---------                       -----                                 ----
/s/ James R. Petty            Director and President                       April 14, 1997
    (James R. Petty)            (principal executive officer)

/s/ Ronald C. McCabe          Director and Senior Vice                     April 14, 1997
    (Ronald C. McCabe)          President (principal accounting
                                officer)

/s/ Virginia S. Casagrande    Director, Vice President,                    April 14, 1997
    (Virginia S. Casagrande)    Controller and Assistant Secretary


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

   No annual report to security holders covering the registrant's last fiscal year or proxy statement, form of proxy or other proxy soliciting material sent to more than 10 of the registrant's security holders with respect to any annual or other meeting of security holders has been sent to any of the registrant's security holders.

                              INDEX TO EXHIBITS

EXHIBIT                                                                                                    PAGE
NUMBER                     DESCRIPTION                                                                    NUMBER
3.1      Certificate of Incorporation of Registrant.  Exhibit 3.1 to Registrant's Registration
         Statement on Form S-ll, registration No. 2-67676, is incorporated by reference.*
3.2      By-Laws of Registrant.  Exhibit 3.2 to Registrant's Registration Statement on Form
         S-ll, registration No. 2-67676 is incorporated by reference.*
4.1      Indenture, dated as of July 15, 1980, between U.S. Home Finance Corporation, as
         Issuer, and The First National Bank of Chicago, as Trustee.  Exhibit 4.1 to
         Registrant's Registration Statement on Form S-ll, registration No. 2-67676, is incorporated by reference.*
4.2      First Supplemental Indenture, dated as of July 15, 1980, between U.S. Home Finance
         Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.  Exhibit
         4.2 to Registrant's Registration Statement on Form S-ll, registration No. 2-67676, is incorporated by reference.*
4.3      Second Supplemental Indenture, dated as of August 15, 1980, between U.S. Home
         Finance Corporation as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.3 to Registrant's Registration Statement on Form S-ll, registration No.
         2-67676, is incorporated by reference.*
4.4      Third Supplemental Indenture, dated as of October 1, 1980, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.4 to Registrant's Registration Statement on Form S-ll, registration No.
         2-67676, is incorporated by reference.*
4.5      Fourth Supplemental Indenture, dated as of November 15, 1980, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.5 to Registrant's Registration Statement on Form S-ll, registration No.
         2-67676, is incorporated by reference.*

*Incorporated by Reference


                        INDEX TO EXHIBITS

                            Continued


EXHIBIT                                                                                                      PAGE
NUMBER                     DESCRIPTION                                                                      NUMBER
4.6      Fifth Supplemental Indenture, dated as of December 15, 1980, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.6 to Registrant's Registration Statement on Form S-ll, registration No.
         2-67676, is incorporated by reference.*

4.7      Sixth Supplemental Indenture, dated as of January 15, 1981, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.7 to Registrant's Registration Statement on Form S-ll, registration No.
         2-67676, is incorporated by reference.*

4.8      Seventh Supplemental Indenture, dated as of March 9, 1981, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.8 to Registrant's Registration Statement on Form S-ll, registration No.
         2-67676, is incorporated by reference.*

4.9      Eighth Supplemental Indenture, dated as of March 15, 1981, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.9 to Registrant's Registration Statement on Form S-ll, registration No.
         2-67676, is incorporated by reference.*

4.10     Ninth Supplemental Indenture, dated as of April 1, 1981, between U.S. Home Finance
         Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.  Exhibit
         4.10 to Registrant's Registration Statement on Form S-ll, registration No. 2-67676, is incorporated by reference.*

4.11     Tenth Supplemental Indenture, dated as of May 15, 1981, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.11 to Registrant's Registration Statement on Form S-ll, registration No.
         2-67676, is incorporated by reference.*

*Incorporated by Reference


                        INDEX TO EXHIBITS

                            Continued

EXHIBIT                                                                                                    PAGE
NUMBER                     DESCRIPTION                                                                    NUMBER
4.12     Eleventh Supplemental Indenture, dated as of June 15, 1981, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.12 to Registrant's Registration Statement on Form S-ll, registration No.
         2-67676, is incorporated by reference.*

4.13     Twelfth Supplemental Indenture, dated as of July 15, 1981, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.13 to Registrant's Registration Statement on Form S-ll, registration No.
         2-67676, is incorporated by reference.*

4.14     Thirteenth Supplemental Indenture, dated as of July 30, 1981, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended September 30, 1981, is incorporated herein by reference.*

4.15     Indenture, dated as of June 15, 1981, between U.S. Home Finance Corporation, as
         Issuer, and The First National Bank of Chicago, as Trustee.  Exhibit 4.14 to
         Registrant's Registration Statement on Form S-ll, registration No. 2-73132, is incorporated by reference.*

4.16     First Supplemental Indenture, dated as of August 1, 1981, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.15 to Registrant's Registration Statement on Form S-ll, registration No.
         2-73132, is incorporated by reference.*

4.17     Second Supplemental Indenture, dated as of September 1, 1981, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.16 to Registrant's Registration Statement on Form S-ll, registration No.
         2-73132, is incorporated by reference.*

*Incorporated by Reference



                        INDEX TO EXHIBITS

                            Continued

EXHIBIT                                                                                                    PAGE
NUMBER                     DESCRIPTION                                                                    NUMBER
4.18     Third Supplemental Indenture, dated as of October 1, 1981, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.17 to Registrant's Registration Statement on Form S-ll, registration No.
         2-73132, is incorporated by reference.*

4.19     Fourth Supplemental Indenture, dated as of October 31, 1981, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.18 to Registrant's Registration Statement on Form S-ll, registration No.
         2-73132, is incorporated by reference.*

4.20     Fifth Supplemental Indenture, dated as of November 1, 1981 between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.19 to Registrant's Registration Statement on Form S-ll, registration No.
         2-73132, is incorporated by reference.*

4.21     Sixth Supplemental Indenture, dated as of December 1, 1981, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.20 to Registrant's Registration Statement on Form S-ll, registration No.
         2-73132, is incorporated by reference.*

4.22     Seventh Supplemental Indenture, dated as of December 21, 1981, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.21 to Registrant's Registration Statement on Form S-ll, registration No.
         2-73132, is incorporated by reference.*

4.23     Eighth Supplemental Indenture, dated as of January 1, 1982, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.22 to Registrant's Registration Statement on Form S-ll, registration No.
         2-73132, is incorporated by reference.*

*Incorporated by Reference



                        INDEX TO EXHIBITS

                            Continued

EXHIBIT                                                                                                    PAGE
NUMBER                     DESCRIPTION                                                                    NUMBER
4.24     Ninth Supplemental Indenture, dated as of February 1, 1982, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.23 to Registrant's Registration Statement on Form S-ll, registration No.
         2-73132, is incorporated by reference.*

4.25     Tenth Supplemental Indenture, dated as of March 1, 1982, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.24 to Registrant's Registration Statement on Form S-ll, registration No.
         2-73132, is incorporated by reference.*

4.26     Eleventh Supplemental Indenture, dated as of May 1, 1982, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.25 to Registrant's Registration Statement on Form S-ll, registration No.
         2-73132, is incorporated by reference.*

4.27     Twelfth Supplemental Indenture, dated as of June 15, 1982, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.27 to Registrant's Registration Statement on Form S-ll, registration No.
         2-78099, is incorporated by reference.*

4.28     Thirteenth Supplemental Indenture, dated as of August 15, 1982, between U.S. Home
         Finance Corporation, as Issuer, and The First National Bank of Chicago, as Trustee.
         Exhibit 4.28 to Registrant's Registration Statement on Form S-ll, registration No.
         2-78099, is incorporated by reference.*

4.29     Fourteenth Supplemental Indenture, dated as of September 15, 1982, between U.S.
         Home Finance Corporation, as Issuer, and The First National Bank of Chicago, as
         Trustee.  Exhibit 4.29 to Registrant's Registration Statement on Form S-ll, registration
         No. 2-78099, is incorporated by reference.*

*Incorporated by Reference



                        INDEX TO EXHIBITS

                            Continued

EXHIBIT                                                                                                    PAGE
NUMBER                     DESCRIPTION                                                                    NUMBER
10.1     Underwriting Agreement, dated July 23, 1980, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc.  Exhibit 1.1 to Registrant's Registration Statement on Form S-ll,
         registration No. 2-67676, is incorporated by reference.*

10.2     Underwriting Agreement, dated September 5, 1980, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc.  Exhibit 1.2 to Registrant's Registration Statement on Form S-ll,
         registration No. 2-67676, is incorporated by reference.*

10.3     Underwriting Agreement, dated October 15, 1980, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc.  Exhibit 1.3 to Registrant's Registration Statement on Form S-ll,
         registration No. 2-67676, is incorporated by reference.*

10.4     Underwriting Agreement, dated December 17, 1980, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc. Exhibit 1.4 to Registrant's Registration Statement on Form S-ll,
         registration No. 2-67676, is incorporated by reference.*

10.5     Underwriting Agreement, dated January 14, 1981, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc.  Exhibit 1.5 to Registrant's Registration Statement on Form S-ll,
         registration No. 2-67676, is incorporated by reference.

10.6     Underwriting Agreement, dated February 25, 1981, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc.  Exhibit 1.6 to Registrant's Registration Statement on Form S-ll,
         registration No. 2-67676, is incorporated by reference.*

*Incorporated by Reference


                        INDEX TO EXHIBITS

                            Continued

EXHIBIT                                                                                                    PAGE
NUMBER                     DESCRIPTION                                                                    NUMBER
 10.7    Underwriting Agreement, dated March 18, 1981, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc.  Exhibit 1.7 to Registrant's Registration Statement on Form S-ll,
         registration No. 2-67676, is incorporated by reference.*

 10.8    Underwriting Agreement, dated April 10, 1981, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc.  Exhibit 1.8 to Registrant's Registration Statement on Form S-ll,
         registration No. 2-67676, is incorporated by reference.*

 10.9    Underwriting Agreement, dated May 20, 1981, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc.  Exhibit 1.9 to Registrant's Registration Statement on Form S-ll,
         registration No. 2-67676, is incorporated by reference.*

10.10    Underwriting Agreement, dated June 15, 1981, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc.  Exhibit 1.10 to Registrant's Registration Statement on Form S-ll,
         registration No. 2-67676, is incorporated by reference.*

10.11    Underwriting Agreement, dated July 16, 1981, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc.  Exhibit 1.11 to Registrant's Registration Statement on Form S-ll,
         registration No. 2-67676, is incorporated by reference.*

10.12    Underwriting Agreement, dated August 21, 1981, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc.  Exhibit 1.12 to Registrant's Registration Statement on Form S-ll,
         registration No. 2-73132, is incorporated by reference.*

*Incorporated by Reference


                        INDEX TO EXHIBITS

                            Continued

EXHIBIT                                                                                                    PAGE
NUMBER                     DESCRIPTION                                                                    NUMBER
10.13    Underwriting Agreement, dated October 1, 1981, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc.  Exhibit 10.13 to Registrant's Form 10-K, for the year ended
         December 31, 1981 is incorporated by reference.*

10.14    Underwriting Agreement, dated October 21, 1981, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc.  Exhibit 10.14 to Registrant's Form 10-K, for the year ended
         December 31, 1981 is incorporated by reference.*

10.15    Underwriting Agreement, dated November 19, 1981, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc.  Exhibit 10.15 to Registrant's Form 10-K, for the year ended
         December 31, 1981 is incorporated by reference.*

10.16    Underwriting Agreement, dated December 14, 1981, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc.  Exhibit 10.16 to Registrant's Form 10-K, for the year ended
         December 31, 1981 is incorporated by reference.*

10.17    Underwriting Agreement, dated January 21, 1982, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc.  Exhibit 10.17 to Registrant's Form 10-K, for the year ended
         December 31, 1981 is incorporated by reference.*

10.18    Underwriting Agreement, dated February 26, 1982, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc.  Exhibit 10.18 to Registrant's Form 10-K, for the year ended
         December 31, 1981 is incorporated by reference.*

*Incorporated by Reference



                        INDEX TO EXHIBITS

                            Continued

EXHIBIT                                                                                                    PAGE
NUMBER                     DESCRIPTION                                                                    NUMBER
10.19    Underwriting Agreement, dated March 17, 1982, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc.  Exhibit 10.19 to Registrant's Form 10-K, for the year ended
         December 31, 1981 is incorporated by reference.*

10.20    Underwriting Agreement, dated June 4, 1982, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc.  Exhibit 10.20 to Registrant's Form 10-K, for the year ended
         December 31, 1981 is incorporated by reference.*

10.21    Underwriting Agreement, dated September 1, 1982, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc.  Exhibit 10.21 to Registrant's Form 10-K, for the year ended
         December 31, 1981 is incorporated by reference.*

10.22    Underwriting Agreement, dated October 13, 1982, among U.S. Home Finance
         Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James &
         Associates, Inc. and I. M. Simon & Co.   Exhibit 10.22 to Registrant's Form 10-K,
         for the year ended December 31, 1981 is incorporated by reference.*

10.23    Servicing Agreement, dated July 15, 1981, among U.S. Home Finance Corporation,
         U.S. Home Mortgage Corporation and U.S. Home Corporation.  Exhibit 12.1 to
         Registrant's Registration Statement on Form S-ll, registration No. 2-67676 is incorporated by reference.*

10.24    Amendment, dated March 15, 1981 to Servicing Agreement, dated as of July 15,
         1980.  Exhibit 10.1 to Registrant's Registration Statement on Form S-ll, registration
         No. 2-67676, is incorporated by reference.*

*Incorporated by Reference


                        INDEX TO EXHIBITS

                            Continued

EXHIBIT                                                                                                    PAGE
NUMBER                     DESCRIPTION                                                                    NUMBER
10.25    Servicing Agreement, dated June 15, 1981, among U.S. Home Finance Corporation,
         U.S. Home Mortgage Corporation and U.S. Home Corporation.  Exhibit 10.5 to
         Registrant's Registration Statement on Form S-ll, registration No. 2-73132 is incorporated by reference.*

10.26    Amendment, dated as of November 2, 1981, to Servicing Agreement dated as of June
         15, 1981 among U.S. Home Finance Corporation, U.S. Home Mortgage Corporation
         and U.S. Home Corporation.  Exhibit 10.6 to Registrant's Registration Statement on
         Form S-ll, registration No. 2-73132, is incorporated by reference.*

10.27    Amendment, dated as of June 15, 1982, to Servicing Agreement dated as of June 15,
         1981 among U.S. Home Finance Corporation, U.S. Home Mortgage Corporation and
         U.S. Home Corporation.  Exhibit 10.47 to Registrant's Registration Statement on
         Form S-ll, registration No. 2-78099, is incorporated by reference.*

10.28    Credit Agreement, dated November 21, 1980, among The First National Bank of
         Chicago, U.S. Home Corporation, U.S. Home Finance Corporation and U.S. Home
         Acceptance Corporation.  Exhibit 10.10 to Registrant's Form 10-K, for the year ended
         December 31, 1980 is incorporated by reference.*

10.29    Amendment, dated March 26, 1981 to Credit Loan Agreement, dated November 21,
         1980, among The First National Bank of Chicago, U.S. Home Corporation, U.S.
         Home Finance Corporation and U.S. Home Acceptance Corporation.  Amendment to
         Registrant's Form 10-Q for quarter ended March 31, 1981, is incorporated by reference.*

10.30    Amendment, dated April 1, 1981 to Credit Loan Agreement, dated November 21,
         1980, among The First National Bank of Chicago, U.S. Home Corporation, U.S.
         Home Finance Corporation and U.S. Home Acceptance Corporation.  Amendment to
         Registrant's Form 10-Q for quarter ended June 30, 1981, is incorporated by reference.*

*Incorporated by Reference


                        INDEX TO EXHIBITS

                            Continued

EXHIBIT                                                                                                    PAGE
NUMBER                     DESCRIPTION                                                                    NUMBER
10.31    Amendment, dated July 1, 1981 to Credit Loan Agreement, dated November 21, 1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation, U.S.
         Home Finance Corporation and U.S. Home Acceptance Corporation.  Amendment to
         Registrant's Form 10-Q for quarter ended September 30, 1981, is incorporated by reference.*

10.32    Amendment, dated August 1, 1981 to Credit Loan Agreement, dated November 21,
         1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation,
         U.S. Home Finance Corporation and U.S. Home Acceptance Corporation.
         Amendment to Registrant's Form 10-Q for quarter ended September 30, 1981, is incorporated by reference.*

10.33    Amendment, dated September 1, 1981 to Credit Loan Agreement, dated November
         21, 1980, among The First National Bank of Chicago, U.S. Home Mortgage
         Corporation, U.S. Home Finance Corporation and U.S. Home Acceptance
         Corporation.  Amendment to Registrant's Form 10-Q for quarter ended September 30,
         1981, is incorporated by reference.*

10.34    Amendment, dated October 1, 1981 to Credit Loan Agreement, dated November 21,
         1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation,
         U.S. Home Finance Corporation and U.S. Home Acceptance Corporation.
         Amendment to Registrant's Form 10-Q for quarter ended September 30, 1981, is incorporated by reference.*

10.35    Amendment, dated October 1, 1981 to Credit Loan Agreement, dated November 21,
         1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation,
         U.S. Home Finance Corporation and U.S. Home Acceptance Corporation.
         Amendment to Registrant's Form 10-Q for quarter ended September 30, 1981, is incorporated by reference.*

*Incorporated by Reference


                        INDEX TO EXHIBITS

                            Continued

EXHIBIT                                                                                                    PAGE
NUMBER                     DESCRIPTION                                                                    NUMBER
10.36    Amendment, dated November 1, 1981 to Credit Loan Agreement, dated November 21,
         1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation,
         U.S. Home Finance Corporation and U.S. Home Acceptance Corporation.
         Amendment to Registrant's Form 10-Q for quarter ended September 30, 1981, is incorporated by reference.*

10.37    Amendment, dated November 20, 1981 to Credit Loan Agreement, dated November
         21, 1980, among The First National Bank of Chicago, U.S. Home Mortgage
         Corporation, U.S. Home Finance Corporation and U.S. Home Acceptance
         Corporation.  Exhibit 10.38 to Registrant's Form 10-K for the year ended December
         31, 1981, is incorporated by reference.*

10.38    Amendment, dated December 1, 1981 to Credit Loan Agreement, dated November 21,
         1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation,
         U.S. Home Finance Corporation and U.S. Home Acceptance Corporation.  Exhibit
         10.33 to Registrant's Form 10-K for the year ended December 31, 1981, is incorporated by reference.*

10.39    Amendment, dated January 1, 1982 to Credit Loan Agreement, dated November 21,
         1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation,
         U.S. Home Finance Corporation and U.S. Home Acceptance Corporation.  Exhibit
         10.34 to Registrant's Form 10-K for the year ended December 31, 1981, is incorporated by reference.*

10.40    Amendment, dated February 1, 1982 to Credit Loan Agreement, dated November 21,
         1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation,
         U.S. Home Finance Corporation and U.S. Home Acceptance Corporation.  Exhibit
         10.35 to Registrant's Form 10-K for the year ended December 31, 1981, is incorporated by reference.*

*Incorporated by Reference


                        INDEX TO EXHIBITS

                            Continued

EXHIBIT                                                                                                    PAGE
NUMBER                     DESCRIPTION                                                                    NUMBER
10.41    Amendment, dated March 1, 1982 to Credit Loan Agreement, dated November 21,
         1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation,
         U.S. Home Finance Corporation and U.S. Home Acceptance Corporation.  Exhibit
         10.36 to Registrant's Form 10-K for the year ended December 31, 1981, is incorporated by reference.*

10.42    Amendment, dated April 1, 1982 to Credit Loan Agreement, dated November 21,
         1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation,
         U.S. Home Finance Corporation and U.S. Home Acceptance Corporation.  Exhibit
         20.1 to Registrant's Form 10-Q for quarter ended March 31, 1982, is incorporated by reference.*

10.43    Amendment, dated June 1, 1982 to Credit Loan Agreement, dated November 21,
         1980, among The First National Bank of Chicago, U.S. Home Mortgage Corporation,
         U.S. Home Finance Corporation and U.S. Home Acceptance Corporation.  Exhibit
         20.1 to Registrant's Form 10-Q for quarter ended June 30, 1982, is incorporated by reference.*

10.44    Credit Loan Agreement, dated as of June 30, 1982, among The First National Bank of Chicago, U.S. Home Mortgage Corporation, U.S. Home Finance Corporation and
         U.S. Home Acceptance Corporation. Exhibit 20.2 to Registrant's Form 10-Q for
         quarter ended June 30, 1982, is incorporated by reference.*

10.45    Commitment, dated August 6, 1981, to purchase mortgage loans between U.S. Home
         Finance Corporation and U.S. Home Corporation.  Exhibit 10.37 to Registrant's Form
         10-K for the year ended December 31, 1981, is incorporated by reference.*

10.46    Secured Line of Credit, dated as of January 14, 1983 among The First National Bank of Chicago, U.S. Home Mortgage Corporation and U.S. Home Finance Corporation.
         Exhibit 10.46 to Registrant's Form 10-K for the year ended December 31, 1982, is incorporated by reference.*


*Incorporated by Reference


                        INDEX TO EXHIBITS

                            Continued

EXHIBIT                                                                                                    PAGE
NUMBER                     DESCRIPTION                                                                    NUMBER
10.47    Typical form of commitment to purchse mortgage loans, beginning in 1982, between
         U.S. Home Finance Corporation and U.S. Home Corporation.  Exhibit 10.47 to
         Registrant's Form 10-K for the year ended December 31, 1982, is incorporated by reference.*

10.48    Extension of Secured Line of Credit, dated as of March 28, 1983, among The First
         National Bank of Chicago, U.S. Home Mortgage Corporation, and U.S. Home
         Finance Corporation.  Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended
         March 31, 1983, is incorporated by reference.*

10.49    Agreement, dated March 25, 1983, among Citibank, N.A., U.S. Home Finance
         Corporation and USHAC, Inc.  Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended March 31, 1983, is incorporated by reference.*

10.50    Extension of Secured Line of Credit, dated June 14, 1983, among The First National
         Bank of Chicago, U.S. Home Mortgage Corporation and U.S. Home Finance
         Corporation.  Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30,
         1983, is incorporated by reference.*

10.51    Credit Agreement, dated as of May 31, 1983, among The First National Bank of
         Chicago, U.S. Home Mortgage Corporation, U.S. Home Finance Corporation, USH
         II Corporation and U.S. Home Acceptance Corporation.  Exhibit 10.2 to Registrant's
         Form 10-Q for the quarter ended June 30, 1983, is incorporated by reference.*

10.52    Secured Line of Credit, dated as of December 1, 1983, among The First National Bank of Chicago, U.S. Home Mortgage Corporation, U.S. Home Finance Corporation and
         U.S. Home Acceptance Corporation.   Exhibit 10.52 to Registrant's Form 10-K for
         the year ended December 31, 1983, is incorporated by reference.*

10.53    Extension of Secured Line of Credit, dated January 16, 1984, among The First
         National Bank of Chicago, U.S. Home Mortgage Corporation and U.S. Home Finance
         Corporation.  Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended March 31,
         1984, is incorporated by reference.*

*Incorporated by Reference


                        INDEX TO EXHIBITS

                            Continued

EXHIBIT                                                                                                    PAGE
NUMBER                     DESCRIPTION                                                                    NUMBER
10.54    Secured Line of Credit, dated as of July 12, 1984, among The First National Bank of
         Chicago, U.S. Home Mortgage Corporation, and U.S. Home Finance Corporation.
         Exhibit 10.54 to Registrant's Form 10-K for the year ended December 31, 1985, is incorporated by reference.*
10.55    Mortgage Warehouse Agreement, dated as of August 31, 1984, among Citicorp Real
         Estate, Inc. and U.S. Home Mortgage Corporation.  Exhibit 10.55 to Registrant's
         Form 10-K for the year ended December 31, 1985, is incorporated by reference.*
10.56    Amendment to Secured Line of Credit, dated as of August 9, 1985, among The First
         National Bank of Chicago, U.S. Home Mortgage Corporation and U.S. Home Finance
         Corporation.  Exhibit 10.56 to Registrant's Form 10-K for the year ended December
         31, 1985, is incorporated by reference.*
10.57    Amendment to the Mortgage Warehouse Agreement, dated as of July 30, 1985, among
         Citicorp Real Estate, Inc. and U.S. Home Mortgage Corporation.  Exhibit 10.57 to
         Registrant's Form 10-K for the year ended December 31, 1985, is incorporated by reference.*
10.58    Amendment to Secured Line of Credit, dated May 23, 1986, among The First National
         Bank of Chicago, U.S. Home Mortgage Corporation and U.S. Home Finance
         Corporation.  Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30,
         1986, is incorporated by reference.*
10.59    Amendment to Secured Line of Credit, dated July 24, 1986, among The First National
         Bank of Chicago, U.S. Home Mortgage Corporation and U.S. Home Finance
         Corporation.  Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended June 30,
         1986, is incorporated by reference.*
99       Pages 6 through 15 to Prospectus,  dated July 23, 1980 (Registration No. 2-67676).               51-60

*Incorporated by Reference
