Form 10-Q
period 1997-03-31
CM CORP
filed 1997-05-14
CIK 316692

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                 FORM 10-Q
(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                     OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _____________ to    _____________.

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

                                                      Yes     X          No

Number of shares outstanding of the registrant's common stock as of April 30, 1997:

          Class                        Outstanding as of April 30, 1997
---------------------------            ---------------------------------
 Common Stock, $1 par value                     1,000 shares

                                Page 1 of 18
                      Exhibit Index Located on Page 16

                                 C.M. CORP.
                                 ----------


                                   INDEX


                                                                Page Number
                                                                -----------
Part I -    Financial Information

            Item 1.  Financial Statements

                Condensed Balance Sheets -
                     March 31, 1997 and December 31, 1996             3

                Condensed Statements of Operations - Three
                     Months Ended March 31, 1997 and 1996             4

                Condensed Statements of Cash Flows - Three
                     Months Ended March 31, 1997 and 1996             5

                Notes to Condensed Financial Statements               6

            Item 2.  Management's Discussion and Analysis of the
                Results of Operations and Financial Condition        12

            Item 3.  Defaults Upon Senior Securities                 14


Part II -   Other Information

            Item 6.  Exhibits and Reports on Form 8-K                15

                                 C.M. CORP.
                                 ----------
                          CONDENSED BALANCE SHEETS
                          ------------------------
                                (Unaudited)

                                                      (Dollars in Thousands)
                                                      March 31,   December 31,
                                                        1997          1996
                                                      ---------   -----------

                                  ASSETS
                                  ------

RESTRICTED CASH ...................................     $    36      $   544

ACCRUED INTEREST RECEIVABLE .......................        --             24

INVESTMENT IN RESIDENTIAL MORTGAGE LOANS, net .....          14        2,388
                                                        -------      -------

                                                        $    50      $ 2,956
                                                        =======      =======

   LIABILITIES AND STOCKHOLDER'S EQUITY
   ------------------------------------

LIABILITIES:
Payable to U.S. Home Mortgage Corporation .........     $ 1,584      $ 1,584
Accrued interest and other liabilities ............        --             46
Long-term debt, in default ........................         525        3,396
                                                        -------      -------

            Total liabilities .....................       2,109        5,026
                                                        -------      -------

STOCKHOLDER'S EQUITY:

Common stock, $1 par value ........................           1            1
Capital in excess of par value ....................       1,718        1,718
Retained deficit ..................................      (3,778)      (3,789)
                                                        -------      -------
            Total stockholder's equity ............      (2,059)      (2,070)
                                                        -------      -------

                                                        $    50      $ 2,956
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

                                 C.M. CORP.
                                 ----------
                     CONDENSED STATEMENTS OF OPERATIONS
                     ----------------------------------
                           (Dollars in Thousands)

                                (Unaudited)



                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                               1997     1996
                                                            --------  ------

REVENUES:

    Interest ............................................     $  30     $  79
    Gain on sale of loans ...............................        65      --
                                                              -----     -----
                                                                 95        79
                                                              -----     -----

EXPENSES:
    Interest ............................................        83       107
    Other ...............................................        2
    Recovery of losses on loans and real estate owned ...      --          (3)
                                                              -----     -----
                                                                 84       106
                                                              -----     -----


NET INCOME (LOSS) .......................................     $  11     $ (27)
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

                                 C.M. CORP.
                                 ----------
                     CONDENSED STATEMENTS OF CASH FLOWS
                     ----------------------------------
                           (Dollars in Thousands)
                                (Unaudited)



                                                          Three Months Ended
                                                              March 31,
                                                         ---------------------
                                                            1997       1996
                                                         -------       ------
Net Cash Used By Operating Activities .............      $  (11)     $    (56)
                                                         -------      -------

Cash Flows From Investing Activities:
  Proceeds from investments in residential
    mortgage loans ................................       2,374           106
  Decrease (increase) in restricted cash ..........         508           (50)
                                                        -------       -------
  Net cash provided by investing activities .......       2,882            56
                                                        -------       -------

Cash Flows From Financing Activities:
  Repayment of long-term debt .....................      (2,871)         --
                                                        -------       -------
  Net cash used by financing activities ...........      (2,871)         --
                                                        -------       -------

Net Change In Cash ................................       --            --

Cash At Beginning of Period .......................       --            --
                                                        -------       -------

Cash At End of Period .............................    $  --         $  --
                                                        =======       =======

Supplemental Disclosure:
  Interest Paid ...................................    $   129       $   107
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


(1)      BASIS OF PRESENTATION:

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

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplate, among other things, realization of assets and payment of liabilities in the normal course of business. However, during the first quarter of 1997, the Company sold substantially all of its mortgage loans and paid off a significant portion of its long-term debt and plans to cease operations in 1997 (See Notes 2, 4 and 5).

         In the opinion of the Company, subject to the matter discussed in the preceding paragraph, the accompanying condensed financial statements contain all adjustments (all of which were normal and recurring) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, and its results of operations and the statements of cash flows for the three-month periods ended March 31, 1997 and 1996.


(2)      INVESTMENT IN RESIDENTIAL MORTGAGE LOANS:

         On February 7, 1997, the Company sold substantially all of its remaining mortgage loans with an outstanding principal balance of $2,366 on the date of purchase for an above par purchase price to an unaffiliated investor and realized a gain on such sale of $65 (See Note 5).

(3)      VALUATION RESERVES:

         The  following   summarizes   valuation  reserves  for  losses  on
         investment in residential mortgage loans and real estate owned for the three months ended March 31, 1997 and 1996.

                                                                   Real Estate
                                                    Investments        Owned
                                                    -----------     ----------

           Balance at December 31, 1995 .........     $ 1,544         $  --
           Provision for (recovery of) losses ...           7             (10)
           Write-offs ...........................          (7)           --
           Reclassification .....................         (22)             22
                                                      -------         -------
           Balance at March 31, 1996 ............     $ 1,522         $    12
                                                      =======         =======

           Balance at December 31, 1996 .........     $    22         $  --
                                                      -------         -------
           Balance at March 31, 1997 ............     $    22         $  --
                                                      =======         =======

(4)      LONG-TERM DEBT:

         In accordance with the terms of an indenture, dated as of July 15, 1980, between the Company and The First National Bank of Chicago, as amended and supplemented ("Indenture"), the Company issued, in 1980 and 1981, conventional mortgage-backed bonds with original principal balances of $100,000 ("Bonds"). As a result of the sale on February 7, 1997 of substantially all of the mortgage loans pledged to secure the Bonds, the Trustee paid principal on the Bonds in the amount of $2,871 during the first quarter of 1997 (See Note 5).

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

         The Trustee requested reimbursement from the Company for costs of legal counsel and FSCM's collateral evaluation services relating to the Events of Default and for trust administration services of the Trustee. The Company does not have, nor does it expect to have, the cash funds to reimburse the Trustee for these costs. The Trustee may, in certain instances, apply moneys from the reserve funds or from the sale of the pledged collateral to the payment of expenses incurred and advances made by the Trustee pursuant to
         Section 7.07 of the Indenture. As of March 31, 1997, the Trustee withdrew on a cumulative basis $107 from the reserve fund for the Series A Bonds and the same amount of $107 from the reserve fund for the Series B Bonds for these costs.

         Thus far, the Company has made timely payments due to the bondholders under the terms of the Indenture. However, the Company believed that the exhaustion of the blanket mortgage insurance coverage for the Bonds issued by the Company, the anticipated withdrawal by the Trustee for additional expenses and advances for its trust administration services and for expenses and costs of the Events of Default, a continuation of the high costs and losses associated with foreclosures on pledged loans and the application by the Company of certain proceeds from insurance claims, principal prepayments and foreclosures to payment of interest on the Bonds rather than to redemptions or prepayments of principal on the Bonds would in the future cause a deficiency in cash flows available for the payments due on the related Bonds and the eventual depletion of the cash reserve funds. In addition, the Bonds would have matured within the next 4 years in 2000 and there was a significant shortfall in the principal balance and weighted average interest rate earned on the pledged loans compared to the corresponding interest rates paid on the Bonds at the end of 1996. Such events would cause the Company at some future date to be unable to meet its debt service requirements under the Indenture and holders of Bonds would receive less than the principal amounts due on their Bonds.

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

         U.S. Home Mortgage Corporation ("Mortgage"), as servicer, was not obligated to advance delinquent payments due on the pledged mortgage loans unless it reasonably believed that such advances would ultimately be recoverable from mortgage insurance proceeds. On March 27, 1991, Mortgage, as servicer, advised the Company that it would not advance delinquent mortgage loan payments due to the uncertainty of the recoverability of such advances. As a result, the Trustee withdrew a portion of the reserve funds on March 28, 1991 and March 30, 1992 to make the required interest payments on the Series B Bonds and on August 28, 1996 to make such payments on the Series A Bonds. In addition to the withdrawals from the reserve funds by the Trustee for bond administration costs and expenses, the anticipated cash flow deficiencies to meet future debt service requirements would have also resulted in further withdrawals from each of the reserve funds for both series of Bonds until these funds were eventually exhausted. The cash reserve funds for the Series A Bonds were substantially depleted (balance of $27 at March 31, 1997) and such funds for the Series B Bonds were fully depleted from the principal payments paid on these Bonds during the first quarter of 1997.


(5)      LOAN SALE AND BOND PREPAYMENT:

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

         On February 7, 1997, the Company sold, without recourse, all of its mortgage loans to this investor except for one loan pledged to secure the Series B Bonds which is in the process of foreclosure. During February and March, 1997, the Trustee used the proceeds from this sale together with payments collected on these loans prior to the sale and funds from the respective cash reserve funds to pay the Series A Bonds in full and to make a principal prepayment of $1,642 on the Series B Bonds. At March 31, 1997, the outstanding principal balance of the Series B Bonds was $525.

         The Company does not have, nor expect to have, any assets available to make further payments on the Series B Bonds other than the one remaining pledged mortgage loan in the process of foreclosure with an outstanding principal balance of $36 and estimated net realizable value of $14. The Trustee stated in the Special Report (dated March 28, 1997) sent to the Series B bondholders that the Trustee expects, and the Company agrees, the proceeds from the liquidation of this loan will not be sufficient to repay the remaining principal of the Series B Bonds in full. The Trustee further stated in this report that, due to such insufficiency, there will be no further payments of interest on the Series B Bonds. Based on this statement by the Trustee, the Company ceased accruing interest expense payable on the outstanding Series B Bonds. Therefore, at March 31, 1997, the outstanding bond principal balance of $525 and interest accruing on the Series B Bonds is substantially not recoverable and is expected to result in a loss to the holders of the Series B Bonds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Results of Operations -

            Interest revenues and expenses decreased during the three month period ended March 31, 1997 compared to the same period in 1996 due, primarily, to a reduction in the outstanding principal balances of the mortgage loans and long-term debt. The reductions in the outstanding principal balances of the mortgage loans and long-term debt are due, primarily, to the sale of substantially all of the mortgage loans and the principal prepayment of a significant portion of the related long-term debt from such sale proceeds. In addition, during the first quarter of 1997, the Company realized a gain from the sale of these loans.

            Financial Condition and Liquidity -

            At December 31, 1996, the Company had outstanding approximately $3,396,000 of mortgage-backed bonds ("Bonds") issued pursuant to an indenture ("Indenture") under two series of publicly held debt. On May 28, 1992, the Trustee for the Bonds notified the Company that an Event of Default had occurred and declared the outstanding principal balance of the Bonds issued under the Indenture to be immediately due and payable.

            The Company did not have, nor did it expect to have, any significant assets other than the mortgage loans, reserve funds and primary mortgage insurance policies pledged as collateral for the remaining Bonds. Accordingly, the Company's ability to pay the principal and interest on the Bonds when due depended on the ongoing cash flows and any liquidation proceeds generated by the pledged loans and the funds available from the cash reserve funds and coverage under the primary mortgage insurance policies.

            Thus far, the Company had made timely payments due to the bondholders under the terms of the Indenture. However, the Company believed that the exhaustion of the blanket mortgage insurance coverage for the Bonds issued by the Company, the anticipated withdrawal by the Trustee to pay for its trust administration services and for the expenses and costs of the Events of Default, a continuation of the high costs and losses associated with foreclosures on pledged loans and the application by the Company of certain proceeds from insurance claims, principal prepayments and foreclosures to payment of interest on the Bonds rather than to redemptions or prepayments of principal on the Bonds would have in the future caused a deficiency in cash flows available for the payments due on the related Bonds and the eventual depletion of the cash reserve funds. In addition, the Bonds matured within 4 years in 2000 and there was a significant shortfall in the principal balance and weighted average interest rate earned on the pledged loans compared to the corresponding principal balance and interest rates paid on the Bonds at the end of 1996. Such events would have caused the Company at some future date to be unable to meet its debt service requirements under the Indenture and holders of Bonds would receive less than the principal amounts due on their Bonds.

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

            For additional information, see "Notes 2, 4 and 5 of Notes to Condensed Financial Statements."

Item 3.     Defaults Upon Senior Securities.

            On May 28, 1992, the Trustee notified the Company that an Event of Default (as defined in the Indenture) had occurred and declared the outstanding principal balance of all of the remaining Bonds issued under the Indenture to be immediately due and payable.

            For additional information, see "Notes 2, 4 and 5 of Notes to Condensed Financial Statements."

PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 Exhibit 11 - Computation of Income (Loss) Per Common Share.

                 Exhibit 27 - Financial Data Schedule.

            (b)  Reports on Form 8-K

                 No Current Report on Form 8-K was filed by the Company during the three months ended March 31, 1997.



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             C.M. CORP.
                                             (Registrant)


Date:   May 14, 1997                         /s/ James R. Petty
                                             -------------------
                                             (James R. Petty)
                                             President and Chief Executive
                                             Officer
                                             (principal executive officer)


Date:   May 14, 1997                         /s/ Ronald C. McCabe
                                             ---------------------
                                             (Ronald C. McCabe)
                                             Senior Vice President and
                                             Chief Accounting
                                             Officer (principal accounting
                                             officer)

                             INDEX OF EXHIBITS





 Exhibit                                                              Page
 Number                                                              Number
 -------                                                            -------

     11          Computation of Income (Loss) Per Common Share         17

     27          Financial Data Schedule                               18