Form 10-Q
period 1997-09-30
CM CORP
filed 1997-11-13
CIK 316692

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q
(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                     OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For   the   transition   period  from _____________to_____________.

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

                                                  Yes     X          No

Number of shares outstanding of the registrant's common stock as of October 31, 1997:

        Class                              Outstanding as of October 31, 1997
-------------------------------          -------------------------------------
 Common Stock, $1 par value                           1,000 shares

                                Page 1 of 18
                      Exhibit Index Located on Page 16

                                 C.M. CORP.
                                 ----------

                                   INDEX

                                                                  Page Number
                                                                  -----------
Part I -    Financial Information

            Item 1.  Financial Statements

                Condensed Balance Sheets -
                     September 30, 1997 and December 31, 1996          3

                Condensed Statements of Operations -
                     Three and Nine Months Ended
                     September 30, 1997 and 1996                       4

                Condensed Statements of Cash Flows -
                     Nine Months Ended
                     September 30, 1997 and 1996                       5

                Notes to Condensed Financial Statements                6

            Item 2.  Management's Discussion and Analysis
                of the Results of Operations and Financial
                Condition                                             12

            Item 3.  Defaults Upon Senior Securities                  14

Part II -   Other Information

            Item 6.  Exhibits and Reports on Form 8-K                 15

                                 C.M. CORP.
                                 ----------
                          CONDENSED BALANCE SHEETS
                          ------------------------
                                (Unaudited)

                                                (Dollars in Thousands)
                                              September 30,       December 31,
                                                   1997               1996
                                              --------------      ------------

                                  ASSETS
                                  ------

RESTRICTED CASH                                  $     42         $    544

ACCRUED INTEREST RECEIVABLE                          -                  24

INVESTMENT IN RESIDENTIAL MORTGAGE
 LOANS, net                                          -               2,388

REAL ESTATE OWNED                                       14               -
                                                  --------         -------

                                                  $     56        $  2,956
                                                  ========        ========

   LIABILITIES AND STOCKHOLDER'S EQUITY
   ------------------------------------

LIABILITIES:

Payable to U.S. Home Mortgage Corporation         $  1,584        $  1,584

Accrued interest and other liabilities                 -                46

Long-term debt, in default                             525           3,396
                                                  --------        --------

            Total liabilities                        2,109           5,026
                                                  --------        --------
STOCKHOLDER'S EQUITY:

Common stock, $1 par value                               1               1

Capital in excess of par value                       1,718           1,718

Retained deficit                                    (3,772)         (3,789)
                                                  --------        --------
            Total stockholder's equity              (2,053)         (2,070)
                                                  --------        --------

                                                  $     56        $  2,956
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

                                 C.M. CORP.
                                 ----------
                     CONDENSED STATEMENTS OF OPERATIONS
                     ----------------------------------
                           (Dollars in Thousands)
                                (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                     September 30,            September 30,
                                 --------------------      ------------------
                                  1997         1996        1997         1996
                                 --------    --------     -------     -------
REVENUES:

   Interest                      $     1      $    76     $    41     $   237
   Gain on sale of loans              -            -           65          -
                                 -------      -------     -------     -------
                                       1           76         106         237
                                 -------      -------     -------     -------

EXPENSES:
   Interest                           -           106          83         320
   Other                               5           18           6          22
   Provision (recovery) of
        losses on loans
        and real estate owned         -            22          -          (15)
                                 -------      -------     -------     -------
                                       5          146          89         327
                                 -------      -------     -------     -------


NET INCOME (LOSS)                $    (4)     $   (70)   $    17      $   (90)
                                 =======      =======    =======      =======



   The accompanying notes are an integral part of these statements.

                                 C.M. CORP.
                                 ----------
                     CONDENSED STATEMENTS OF CASH FLOWS
                     ----------------------------------
                           (Dollars in Thousands)
                                (Unaudited)



                                                         Nine Months Ended
                                                           September 30,
                                                       ---------------------
                                                       1997             1996
                                                     --------        --------
Net Cash Used By Operating Activities                $     (5)       $    (87)
                                                     --------        --------

Cash Flows From Investing Activities:
    Proceeds from investments in
      residential mortgage loans                        2,374             284
    Decrease (increase) in restricted cash                502             (31)
                                                     --------        --------
    Net cash provided by investing activities           2,876             253
                                                     --------        --------

Cash Flows From Financing Activities:
    Repayment of long-term debt                        (2,871)           (166)
                                                     --------        --------
    Net cash used by financing activities              (2,871)           (166)
                                                     --------        --------

Net Change In Cash                                        -               -
                                                     --------        --------
Cash At Beginning of Period                               -               -
                                                     --------        --------

Cash At End of Period                                $    -          $    -
                                                     ========        ========

Supplemental Disclosure:
    Interest Paid                                    $    129        $    322
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

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplate, among other things, realization of assets and payment of liabilities in the normal course of business. However, during the first quarter of 1997, the Company sold substantially all of its mortgage loans and paid off a significant portion of its long-term debt and plans to cease operations in 1997 or early 1998 (See Notes 2, 4 and 5).

         In the opinion of the Company, subject to the matter discussed in the preceding paragraph, the accompanying condensed financial statements contain all adjustments (all of which were normal and recurring) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, and its results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 and the statements of cash flows for the nine-month periods ended September 30, 1997 and 1996.

(2)      INVESTMENT IN RESIDENTIAL MORTGAGE LOANS:

         On February 7, 1997, the Company sold substantially all of its remaining mortgage loans with an outstanding principal balance of $2,366 on the date of purchase for an above par purchase price to an unaffiliated investor and realized a gain on such sale of $65 (See Note 5).

(3)      VALUATION RESERVES:

         The  following   summarizes   valuation  reserves  for  losses  on
         investment in residential mortgage loans and real estate owned for the nine months ended September 30, 1997 and 1996.

                                                                  Real Estate
                                                  Investments        Owned
                                                  -----------     -----------

          Balance at December 31, 1995                $1,544       $    -
          Provision for (recovery of) losses               8           (23)
          Write-offs                                      (8)            1
          Reclassification                               (22)           22
                                                     -------       -------
          Balance at September 30, 1996               $1,522       $    -
                                                     =======       =======

          Balance at December 31, 1996                $   22       $    -

          Reclassification                               (22)           22
                                                     -------       -------
          Balance at September 30, 1997               $   -        $    22
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

         On May 28, 1992, the Trustee notified the Company that an Event of Default (as defined in the Indenture) and a default have occurred under Section 6.01(4) and Section 6.01(2), respectively, of the Indenture. The Trustee declared the outstanding principal balance of all of the remaining Bonds issued under the Indenture to be immediately due and payable. Accordingly, pursuant to Section 12.02(a) of the Indenture, the Company ceased the redemption of any of the Bonds.

         As part of the Trustee's annual report to bondholders, dated July 14, 1992, the Trustee notified the bondholders of the notices to the Company on May 28, 1992 relating to the Event of Default and default under the Indenture and acceleration of all amounts due on the remaining Bonds. In addition, the Trustee enclosed a special report, dated July 2, 1993, ("July Report") with its 1993 annual report to the bondholders summarizing, among other things, the remedies available under the Indenture and the actions taken and proposed to be taken by the Trustee relating to the Events of Default. The Trustee informed the bondholders in the July Report that it had retained AM&G Financial Services, Inc. (now known as First Security Capital Markets and hereinafter referred to as "FSCM") in the last half of 1992 to review and analyze the collateral securing the Bonds. The July Report concluded that (a) the proceeds from the liquidation of the collateral would not be sufficient to pay either series of Bonds in full and (b) the projected future cash flows from the collateral would also result in a shortfall in repayment of principal for both series of Bonds.

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

         The Trustee informed the bondholders in the Trustee's 1994 annual report to bond-holders, dated July 15, 1994, that FSCM subsequently obtained appraised values and/or brokers' estimated values for all the properties securing the mortgage loans. Based on those values, the Trustee stated that, due to the depreciation in the value of the properties to a greater extent than was assumed previously, such depreciation in value was likely to have a significant effect on the bondholders' ultimate recovery of their investment in the Bonds.

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

         The Trustee requested reimbursement from the Company for costs of legal counsel and FSCM's collateral evaluation services relating to the Events of Default and for trust administration services of the Trustee. The Company does not have, nor does it expect to have, the cash funds to reimburse the Trustee for these costs. The Trustee may, in certain instances, apply moneys from the reserve funds or from the sale of the pledged collateral to the payment of expenses incurred and advances made by the Trustee pursuant to
         Section 7.07 of the Indenture. As of September 30, 1997, the Trustee withdrew on a cumulative basis $109 from the reserve fund for the Series A Bonds and the same amount of $109 from the reserve fund for the Series B Bonds for these costs.

         Except for the quarterly interest payments due the Series B bondholders on June 28 and September 28, 1997, the Company had made timely payments due to the bondholders under the terms of the Indenture. However, the Company believed that the exhaustion of the blanket mortgage insurance coverage for the Bonds issued by the Company, the anticipated withdrawal by the Trustee for additional expenses and advances for its trust administration services and for expenses and costs of the Events of Default, a continuation of the high costs and losses associated with foreclosures on pledged loans and the application by the Company of certain proceeds from insurance claims, principal prepayments and foreclosures to payment of interest on the Bonds rather than to redemptions or prepayments of principal on the Bonds would in the future cause a deficiency in cash flows available for the payments due on the related Bonds and the eventual depletion of the cash reserve funds. In addition, at the end of 1996, the Bonds had a stated maturity within the next 4 years in the year 2000 and there was a significant shortfall in the principal balance and weighted average interest rate earned on the pledged loans compared to the corresponding interest rates paid on the Bonds. Such events would cause the Company at some future date to be unable to meet its debt service requirements under the Indenture and holders of Bonds would receive less than the principal amounts due on their Bonds.

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

         U.S. Home Mortgage Corporation ("Mortgage"), as servicer, was not obligated to advance delinquent payments due on the pledged mortgage loans unless it reasonably believed that such advances would ultimately be recoverable from mortgage insurance proceeds. On March 27, 1991, Mortgage, as servicer, advised the Company that it would not advance delinquent mortgage loan payments due to the uncertainty of the recoverability of such advances. As a result, the Trustee withdrew a portion of the reserve funds on March 28, 1991 and March 30, 1992 to make the required interest payments on the Series B Bonds and on August 28, 1996 to make such payments on the Series A Bonds. In addition to the withdrawals from the reserve funds by the Trustee for bond administration costs and expenses, the anticipated cash flow deficiencies to meet future debt service requirements would have also resulted in further withdrawals from each of the reserve funds for both series of Bonds until these funds were eventually exhausted. The cash reserve funds for the Series A and Series B Bonds were substantially depleted from the principal payments paid on these Bonds during the first quarter of 1997. At September 30, 1997, funds on deposit with the Trustee, including the remaining cash reserve funds, totaled $42.

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

         On February 7, 1997, the Company sold, without recourse, all of its mortgage loans to this investor except for one loan pledged to secure the Series B Bonds which was in the process of foreclosure. During February and March, 1997, the Trustee used the proceeds from this sale together with payments collected on these loans prior to the sale and funds from the respective cash reserve funds to pay the Series A Bonds in full and to make a principal prepayment of $1,642 on the Series B Bonds. At September 30, 1997, the outstanding principal balance of the Series B Bonds was $525.

         The Company does not have, nor expect to have, any assets available to make further payments on the Series B Bonds other than the remaining cash funds on deposit with the Trustee and the one remaining foreclosed mortgage loan in the process of liquidation with an outstanding principal balance of $36 and estimated net realizable value of $14. The Trustee stated in the Special Report (dated March 28, 1997) sent to the Series B bondholders that the Trustee expects, and the Company agrees, the proceeds from the liquidation of this loan will not be sufficient to repay the remaining principal of the Series B Bonds in full. The Trustee further stated in this report that, due to such insufficiency, there will be no further payments of interest on the Series B Bonds. Based on this statement by the Trustee, the Company ceased accruing interest expense payable on the outstanding Series B Bonds. Therefore, at September 30, 1997, the outstanding bond principal balance of $525 and interest accruing on the Series B Bonds is substantially not recoverable and is expected to result in a loss to the holders of the Series B Bonds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations -

         Interest revenues and expenses decreased during the three and nine month periods ended September 30, 1997 compared to the same periods in 1996 due, primarily, to a reduction in the outstanding principal balances of the mortgage loans and long-term debt. The reductions in the outstanding principal balances of the mortgage loans and long-term debt are due, primarily, to the sale of substantially all of the mortgage loans and the principal prepayment of a significant portion of the related long-term debt from such sale proceeds. In addition, during the first quarter of 1997, the Company realized a gain from the sale of these loans.

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

         The Company had made timely payments due to the bondholders under the terms of the Indenture. However, the Company believed that the exhaustion of the blanket mortgage insurance coverage for the Bonds issued by the Company, the anticipated withdrawal by the Trustee to pay for its trust administration services and for the expenses and costs of the Events of Default, a continuation of the high costs and losses associated with foreclosures on pledged loans and the application by the Company of certain proceeds from insurance claims, principal prepayments and foreclosures to payment of interest on the Bonds rather than to redemptions or prepayments of principal on the Bonds would have in the future caused a deficiency in cash flows available for the payments due on the related Bonds and the eventual depletion of the cash reserve funds. In addition, at the end of 1996, the Bonds had stated maturities within 4 years in the year 2000 and there was a significant shortfall in the principal balance and weighted average interest rate earned on the pledged loans compared to the corresponding principal balance and interest rates paid on the Bonds. Such events would have caused the Company at some future date to be unable to meet its debt service requirements under the Indenture and holders of Bonds would receive less than the principal amounts due on their Bonds.

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

         On February 7, 1997, the Company sold without recourse all of its mortgage loans to this investor except for one loan in default and pledged to secure the Series B Bonds which has been subsequently foreclosed and is awaiting liquidation. During February and March, 1997, the Trustee used the proceeds from this sale together with payments collected on these loans prior to the sale and funds from the respective cash reserve funds to pay the Series A Bonds in full and to make a principal prepayment of $1,642,200 on the Series B Bonds. At September 30, 1997, the outstanding principal balance of the Series B Bonds was $525,300.

         The Company does not have, nor expect to have, any assets available to make further payments on the Series B Bonds other than the remaining cash funds on deposit with the Trustee of $42,405 and the one remaining foreclosed mortgage loan in the process of liquidation with an outstanding principal balance of $36,100 (and with an estimated net realizable value of $14,000). The Trustee expects, and the Company agrees, that the proceeds from the liquidation of this loan will not be sufficient to repay the remaining principal of the Series B Bonds in full. The Trustee also informed the Series B bondholders that, due to such insufficiency, there will be no further payments of interest on the Series B Bonds. Therefore, at September 30, 1997, the outstanding bond principal balance of $525,300 and interest accruing on the Series B Bonds is substantially not recoverable and is expected to result in a loss to the holders of the Series B Bonds.

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

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 11 - Computation of Income (Loss) Per Common Share.

               Exhibit 27 - Financial Data Schedule.

          (b)  Reports on Form 8-K

               No Current Report on Form 8-K was filed by the Company during the three months ended September 30, 1997.



                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        C.M. CORP.
                                        (Registrant)


Date:   November 13, 1997               /s/ James R. Petty
                                        -------------------
                                        (James R. Petty)
                                        President and Chief Executive Officer
                                        (principal executive officer)


Date:   November 13, 1997               /s/ Ronald C. McCabe
                                        --------------------
                                        (Ronald C. McCabe)
                                        Senior Vice President and Chief
                                        Accounting Officer (principal
                                        accounting officer)

                             INDEX OF EXHIBITS
                             -----------------




 Exhibit                                                               Page
 Number                                                               Number
 ------                                                               ------

     11          Computation of Income (Loss) Per Common Share          17

     27          Financial Data Schedule                                18