Form 10-K
period 1997-12-31
CM CORP
filed 1998-03-31
CIK 316692

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K
                  For Annual Report and Transition Reports
  Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934 (Mark One)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended December 31, 1997
                                OR
(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ______________ to________________.

                  Commission File Number 2-67676

                            C.M. CORP.
      (Exact name of registrant as specified in its charter)

        Delaware                                       59-1995931
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                 Identification Number)

       311 Park Place Boulevard, Suite 500, Clearwater, Florida 33759
        (Address of principal executive offices, including zip code)

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

Aggregate market value of the voting stock held by non-affiliates of the
registrant as of February 28, 1998:               None

Number of shares outstanding of the registrant's common stock as of February 28, 1998:

                Class                   Outstanding at February 28, 1998
     --------------------------         ---------------------------------
     Common Stock, $1 par value                         1,000 shares

                    Documents Incorporated by Reference

Registrant's prospectus, dated July 23, 1980 (Registration No. 2-67676), is incorporated by reference in Part I.


                                Page 1 of 49
                  Exhibit Index Located on Pages 34 thru 49

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

        During the period from August 1, 1980 through July 31, 1981, pursuant to an Indenture, dated as of July 15, 1980, between the Company and The First National Bank of Chicago as Trustee (the "Trustee") as amended and supplemented (the "Indenture"), the Company issued and sold an aggregate principal amount of $100,000,000 of mortgage-backed bonds ("Bonds") of which $525,300 was outstanding at both December 31, 1997 and February 28, 1998.

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

     Event of Default -

        A significant number of conventional residential mortgage loans in which the Company invested in, and pledged to secure the Bonds, had high loan-to-value ratios and were secured by property located in energy-related areas, primarily in Texas, Colorado and Louisiana, which in the mid 1980's experienced a sharp decline in real estate values and high foreclosure rates. During 1988, the Company exhausted the blanket mortgage insurance coverage to cover foreclosure losses on the conventional mortgage pools securing each series of Bonds. As a result of the exhaustion of the blanket mortgage insurance for the mortgage pools, losses have been and may be incurred by the Company that previously were reimbursed by the mortgage insurer.

        The Company does not have, nor did it expect to have, any significant assets other than the mortgage loans, reserve funds and primary mortgage insurance policies pledged as collateral for each remaining series of Bonds. Accordingly, the Company's ability to pay the principal and interest on the Bonds when due depended on the ongoing cash flows and any liquidation proceeds generated by the pledged loans and funds available from the reserve funds and coverage under the primary mortgage insurance policies.

        Under the terms of the Indenture, the Company agreed to provide the Trustee with the periodic reports filed with the Securities and Exchange Commission ("SEC") and to provide an annual statement to the bondholders. However, the Company does not have, nor did it expect to have, the cash funds to pay for the costs and expenses of (a) the annual audit of its financial statements required to be included in the annual report filed with the SEC or (b) the annual statement to be provided to the bondholders. Accordingly, the accompanying financial statements and those included in the Company's annual reports filed with the SEC since 1991 are unaudited and the Company did not and no longer intends to provide annual statements to the bondholders which resulted in non-compliance with a covenant under the Indenture, permitting the Trustee or holders of 25% of the Bonds to accelerate their maturity.

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

        On February 7, 1997, the Company sold without recourse all of its mortgage loans to this investor except for one loan pledged to secure the Series B Bonds which was in the process of foreclosure. During February and March, 1997, the Trustee used the proceeds from this sale together with payments collected on these loans prior to the sale and funds from the respective cash reserve funds to pay the Series A Bonds in full and to make a principal prepayment of $1,642,200 on the Series B Bonds. At February 28, 1998, the outstanding principal balance of the Series B Bonds was $525,300.

        The Company does not have, nor expect to have, any assets available to make further payments on the Series B Bonds other than the remaining cash funds on deposit with the Trustee and the one remaining foreclosed mortgage loan in the process of liquidation with an outstanding principal balance of $36,100 and an estimated net realizable value of $7,000. The Trustee stated in the Special Report (dated March 28, 1997) sent to the Series B bondholders that the Trustee expects, and the Company agrees, the proceeds from the liquidation of this loan will not be sufficient to repay the remaining principal of the Series B Bonds in full. The Trustee further stated in this report that, due to such insufficiency, there will be no further payments of interest on the Series B Bonds. Therefore, at February 28, 1998, the outstanding bond principal balance of $525,300 and interest accruing on the Series B Bonds is substantially not recoverable and is expected to result in a loss to the holders of the Series B Bonds.

        For additional information, see "Notes 2, 4 and 5 of Notes to Financial Statements."

Item 2. Properties

   None.

Item 3. Legal Proceedings

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                             PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters

   Not applicable.

Item 6. Selected Financial Data


                     SUMMARY OF SELECTED FINANCIAL DATA
                 FOR THE FIVE YEARS ENDED DECEMBER 31, 1997
               (Dollars in Thousands, Except Per Share Data)


                                           Years Ended December 31,
                                 --------------------------------------------
                                  1997     1996     1995       1994     1993
                                -------  -------  -------   --------  -------

OPERATING REVENUES ............ $  107   $   310  $   371   $   474   $   560

OPERATING INCOME (LOSS) ....... $   11   $ 1,378  $  (303)  $  (165)  $  (196)

INCOME TAXES .................. $ --     $  --    $  --     $  --     $  --
                                ------   -------  -------   -------   -------
NET INCOME (LOSS) ............. $   11   $ 1,378  $  (303)  $  (165)  $  (196)
                                ======   =======  =======   =======   =======

NET INCOME (LOSS) PER COMMON
SHARE  ........................ $   11   $ 1,378  $  (303)  $  (165)  $  (196)

DIVIDENDS PER COMMON SHARE .... $ --     $  --    $  --     $  --     $  --

TOTAL ASSETS .................. $   50   $ 2,956  $ 1,746   $ 2,725   $ 3,257

TOTAL LONG-TERM DEBT .......... $  525   $ 3,396  $ 3,562   $ 4,228   $ 4,588

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

        Interest revenues and expenses decreased during 1997 compared to 1996 and 1995 due, primarily, to a reduction in the outstanding principal balances of mortgage loans and long-term debt. The reductions in the outstanding principal balances of the mortgage loans and long-term debt are due, primarily, to the sale of substantially all of the mortgage loans during the first quarter of 1997 and the principal prepayment of a significant portion of the related long-term debt from such sale proceeds. In addition, the Company realized a gain from the sale of these mortgage loans.

        As a result of the sale of these loans at an above par purchase price to an unaffiliated investor, the Company recovered substantially all of its provision for losses on loans and real estate at December 31, 1996.

   Liquidity -

        On May 28, 1992, as a result of non-compliance with a covenant under the Indenture, the Trustee for the Bonds notified the Company that an Event of Default had occurred and declared the outstanding principal balance of the Bonds issued under the Indenture to be immediately due and payable. The Company does not have, nor did it expect to have, any significant assets other than the mortgage loans, reserve funds and primary mortgage insurance policies pledged as collateral for each of the remaining series of Bonds. Accordingly, the Company's ability to pay the principal and interest on the Bonds when due depended on the ongoing cash flows and any liquidation proceeds generated by the pledged loans and the funds available from the cash reserve funds and coverage under the primary mortgage insurance policies.

        Prior to and including the payment made on March 28, 1997 to the Series B bondholders from the sale of the mortgage loans securing such series, the Company made timely payments due to the bondholders under the terms of the Indenture. However, the Company believed that the exhaustion of the blanket mortgage insurance coverage for the Bonds issued by the Company, the anticipated withdrawal by the Trustee to pay for its trust administration services and for the expenses and costs of the Events of Default, a continuation of the high costs and losses associated with foreclosures on pledged loans and the application by the Company under the terms of the Indenture of certain proceeds from insurance claims, principal prepayments and foreclosures to payment of interest on the Bonds rather than to redemptions or prepayments of principal on the Bonds would have in the future caused a deficiency in cash flows available for the payments due on the related Bonds and the eventual depletion of the cash reserve funds. In addition, at the end of 1996, the Bonds had stated maturities within 4 years in the year 2000 and there was a significant shortfall in the principal balance and weighted average interest rate earned on the pledged loans compared to the corresponding principal balance and interest rates paid on the Bonds. Such events would have caused the Company at some future date to be unable to meet its debt service requirements under the Indenture and holders of Bonds would receive less than the principal amounts due on their Bonds.

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

        On February 7, 1997, the Company sold without recourse all of its mortgage loans to this investor except for one loan in default and pledged to secure the Series B Bonds which has been subsequently foreclosed and is awaiting liquidation. During February and March, 1997, the Trustee used the proceeds from this sale together with payments collected on these loans prior to the sale and funds from the respective cash reserve funds to pay the Series A Bonds in full and to make a principal prepayment of $1,642,200 on the Series B Bonds. At February 28, 1998, the outstanding principal balance of the Series B Bonds was $525,300.

        The Company does not have, nor expect to have, any assets available to make further payments on the Series B Bonds other than the remaining cash funds on deposit with the Trustee of $43 and the one remaining foreclosed mortgage loan in the process of liquidation with an outstanding principal balance of $36,100 and an estimated net realizable value of $7,000. The Trustee stated in the Special Report (dated March 28, 1997) sent to the Series B bondholders that the Trustee expects, and the Company agrees, that the proceeds from the liquidation of this loan will not be sufficient to repay the remaining principal of the Series B Bonds in full. The Trustee further stated in this report that, due to such insufficiency, there will be no further payments of interest on the Series B Bonds. Therefore, at February 28, 1998, the outstanding bond principal balance of $525,300 and interest accruing on the Series B Bonds is substantially not recoverable and is expected to result in a loss to the holders of the Series B Bonds.

        In addition, the Company does not have the funds to repay the payable of $1,584,000 to U.S. Home Mortgage Corporation.

        For additional information, see "Notes 2, 4 and 5 of Notes to Financial Statements."

Item 8. Financial Statements and Supplementary Data


                            C.M. CORP.

                  INDEX TO FINANCIAL STATEMENTS



FINANCIAL STATEMENTS

    Report of Independent Certified Public Accountants - omitted*

    Balance Sheets - December 31, 1997 and 1996

    Statements of Operations - For the Years Ended December 31, 1997, 1996, and 1995

    Statements of  Stockholder's  Equity - For the Years Ended December 31,
        1997, 1996, and 1995

    Statements of Cash Flows - For the Years Ended December 31, 1997, 1996, and 1995

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

                            C.M. CORP.
                          BALANCE SHEETS
                    DECEMBER 31, 1997 AND 1996
                           (Unaudited)*

                                                     (Dollars in Thousands)

                                                       1997          1996
                                                      -------       ------
                            ASSETS
                            ------

RESTRICTED CASH .............................         $    43      $   544

ACCRUED INTEREST RECEIVABLE .................            --             24

INVESTMENT IN RESIDENTIAL MORTGAGE LOANS, net            --          2,388

REAL ESTATE OWNED ...........................               7         --
                                                      -------      -------

                                                      $    50      $ 2,956
                                                      =======      =======

     LIABILITIES AND STOCKHOLDER'S EQUITY
     ------------------------------------

LIABILITIES:

  Payable to U.S. Home Mortgage Corporation .         $ 1,584      $ 1,584
  Accrued interest and other liabilities ....            --             46
  Long-term debt, in default ................             525        3,396
                                                      -------      -------
      Total liabilities .....................           2,109        5,026
                                                      -------      -------
STOCKHOLDER'S EQUITY:

  Common stock, $1 par value, 1,000 shares
      authorized and outstanding ............               1            1
  Capital in excess of par value ............           1,718        1,718
  Retained deficit ..........................          (3,778)      (3,789)
                                                      -------      -------
      Total stockholder's equity ............          (2,059)      (2,070)
                                                      -------      -------
                                                      $    50      $ 2,956
                                                      =======      =======

  The accompanying notes are an integral part of these balance sheets.

  * The Company does not have the cash funds to pay for the costs and expenses of an audit of its financial statements by independent certified accountants and, accordingly, the accompanying statements are unaudited.

                                 C.M. CORP.
                          STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (Unaudited)



                                                (Dollars in Thousands)
                                               1997       1996       1995
                                             -------    -------    -------
REVENUES:

  Interest .....................             $    42    $   310    $   371

  Gain on sale of loans ........                  65       --         --
                                             -------    -------    -------
                                                 107        310        371
                                             -------    -------    -------
EXPENSES:

  Interest .....................                  83        422        480
  Provision (recovery) of losses
      on loans and real estate
      owned ....................                   7     (1,515)       166
  Other ........................                   6         25         28
                                             -------    -------    -------
                                                  96     (1,068)       674
                                             -------    -------    -------
NET INCOME (LOSS) ..............             $    11    $ 1,378    $  (303)
                                             =======    =======    =======




  The accompanying notes are an integral part of these statements.

                            C.M. CORP.
                STATEMENTS OF STOCKHOLDER'S EQUITY
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                           (Unaudited)



                               (Dollars in Thousands, Except Par Value)

                                Common       Capital in
                                Stock         Excess of       Retained
                                $1 Par        Par Value       Deficit
                                --------    -----------     -----------

BALANCE, December 31, 1994      $      1       $  1,718     $   (4,864)

Net loss for the year              -              -               (303)
                                --------       --------     ----------
BALANCE, December 31, 1995             1          1,718         (5,167)

Net income for the year            -              -              1,378
                                --------       --------     ----------
BALANCE, December 31, 1996             1          1,718         (3,789)

Net income for the year            -              -                 11
                                --------       --------     ----------
BALANCE, December 31, 1997      $      1       $  1,718     $   (3,778)
                                ========       ========     ==========



  The accompanying notes are an integral part of these statements.


                                C.M. CORP.
                         STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                               (Unaudited)

                                                   (Dollars in Thousands)
                                                1997        1996        1995
                                               -------     -------   --------
Cash Flows From Operating Activities:
   Net income (loss) ....................      $    11     $ 1,378   $  (303)
Adjustments to reconcile net loss to
   net cash provided(used) by operating
   activities -
     Provision (recovery) of losses on
        loans and real estate owned .....            7      (1,515)      166
     Amortization of discounts on
        investments .....................         --          --          (6)
     Changes in assets and liabilities -
        Decrease (increase) in
           receivables and real estate
           owned ........................           24          (2)      104
        Decrease in accrued interest
           and other liabilities ........          (46)         (2)      (10)
                                               -------     -------   -------
Net cash used by operating activities ...           (4)       (141)      (49)
                                               -------     -------   -------
Cash Flows From Investing Activities:
   Proceeds from investments in
      residential mortgage loans ........        2,374         330       693
   Decrease (increase) in restricted cash          501         (23)       22
                                               -------     -------   -------
   Net cash used by investing activities         2,875         307       715
                                               -------     -------   -------
Cash Flows From Financing Activities:
   Repayment of long-term debt ..........       (2,871)       (166)     (666)
                                               -------     -------   -------
   Net cash used by financing activities        (2,871)       (166)     (666)
                                               -------     -------   -------
Net Change In Cash ......................         --          --        --
Cash At Beginning Of Year ...............         --          --        --
                                               -------     -------   -------
Cash At End Of Year .....................      $  --       $  --     $  --
                                               =======     =======   =======

Supplemental Disclosure:
   Interest Paid ........................      $   129     $   425   $   490
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

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplate, among other things, realization of assets and payment of liabilities in the normal course of business. However, during 1997, the Company sold substantially all of its mortgage loans and paid off a significant portion of its long-term debt and plans to cease operations in 1998 (see Notes 2, 4 and 5).

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

   Financial Instruments -

       All of the assets of the Company are pledged under an Indenture with the Trustee (see Note 4) as collateral for the outstanding mortgage-backed bonds issued by the Company. The Trustee declared the outstanding principal balance of all the remaining bonds to be immediately due and payable. The payment of the principal and interest due on the bonds depended on the ongoing cash flows and the liquidation proceeds generated from the sale of the pledged assets together with the remaining amounts in the cash reserve funds (see Notes 2 and 5). The disposition and liquidation of the pledged assets to pay the principal and interest on the bonds was at the discretion and under the control of the Trustee. The Company has been informed there is no active secondary market for these bonds.

       It is not practical to estimate the fair value of the Company's long-term debt since the outstanding mortgage-backed bonds issued by the Company are in default and there is no active secondary market for these bonds. At December 31, 1997, the Company believes the proceeds from the liquidation of the remaining assets pledged to the bonds will not pay the remaining bonds in full. In addition, the Company does not have any assets to fund the payable to U.S. Home Mortgage Corporation.


(2)    INVESTMENT IN RESIDENTIAL MORTGAGE LOANS:

       All mortgage loans purchased by the Company were held for long-term investment as collateral for long-term debt and were included in the accompanying balance sheets at amortized cost net of valuation reserves.

       During 1997, the Company sold substantially all of its remaining investment in residential mortgage loans (outstanding principal balance of $2,366 on the date of purchase) at an above par purchase price to an unaffiliated investor (see Note 5).


(3)    VALUATION RESERVES:

       The Company invested in a significant number of conventional residential mortgage loans with high loan-to-value ratios that were located primarily in energy-related areas which in the mid 1980's experienced a sharp decline in real estate values and high foreclosure rates. In 1987, the costs and losses associated with the repossession, maintenance and resale of foreclosed properties increased due to depressed resale values in these areas which, in turn, accelerated claims against available blanket mortgage insurance coverage. During 1988, the Company exhausted the blanket mortgage insurance coverage to cover foreclosure losses on the conventional mortgage loan pools securing the mortgage-backed bonds issued by the Company. As a result of the exhaustion of the blanket mortgage insurance coverage for the mortgage pools, losses have been and may be incurred by the Company that previously were reimbursed by the mortgage insurer.

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

       The following summarizes valuation reserves for the years ended December 31, 1997, 1996 and 1995.

                                                            Real Estate
                                            Investments         Owned
                                            -----------      -----------
       Balance at December 31, 1994              $1,544        $  165
       Provision for losses                          36           130
       Write-offs                                   (14)         (317)
       Reclassification                             (22)           22
                                                 ------        ------
       Balance at December 31, 1995              $1,544        $   -
       Recovery of provision for losses          (1,492)          (23)
       Write-offs                                    (8)            1
       Reclassification                             (22)           22
                                                 ------        ------
       Balance at December 31, 1996              $   22        $  -
       Provision for losses                          -              7
       Reclassification                             (22)           22
                                                 ------        ------
       Balance at December 31, 1997              $   -         $   29
                                                 ======        ======


(4) LONG-TERM DEBT:

       In accordance with the terms of the indenture, dated as of July 15, 1980, between the Company and The First National Bank of Chicago, as amended and supplemented (the "Indenture"), the Company issued, in 1980 and 1981, conventional mortgage-backed bonds having original principal balances of $100,000 ("Bonds") of which $525 in principal amount is outstanding at December 31, 1997. At December 31, 1997, the remaining Series B Bonds have an interest rate of 12.25% per annum and mature on August 31, 2000.

       During 1997, substantially all of the mortgage loans pledged to the Bonds were sold and the Trustee paid principal on the Bonds in the amount of $2,871 (see Note 5).

       The Company does not have, nor did it expect to have, any significant assets other than the mortgage loans, reserve funds and primary mortgage insurance policies pledged as collateral for each series of Bonds. Accordingly, its ability to pay the principal of, and interest on, the Bonds when due depended on the ongoing cash flow and the liquidation proceeds generated from the sale of the pledged loans and the funds available from the cash reserve funds and coverage under the primary mortgage insurance policies.

       Under the terms of the Indenture, the Company agreed to provide the Trustee with the periodic reports filed with the Securities and Exchange Commission ("SEC") and to provide an annual statement to the bondholders. The Company does not have, nor did it expect to have, the cash funds to pay for the costs and expenses of (a) the annual audit of its financial statements required to be included in the annual report filed with the SEC or (b) the annual statement to be provided to the bondholders. Accordingly, the accompanying financial statements and those included in the Company's annual reports filed with the SEC since 1991 are unaudited and the Company did not and no longer intends to provide annual statements to the bondholders which resulted in non-compliance with a covenant under the Indenture, permitting the Trustee or holders of 25% of the Bonds to accelerate their maturity.

       On May 28, 1992, the Trustee notified the Company that an Event of Default (as defined in the Indenture) and a default had occurred under
   Section 6.01(4) and Section 6.01(2), respectively, of the Indenture. The Trustee also declared the outstanding principal balance of all of the remaining Bonds issued under the Indenture (consisting of the Series A and Series B Bonds) to be immediately due and payable. Accordingly, pursuant to Section 12.02(a) of the Indenture, the Company ceased the redemption of any of the remaining Bonds.

       From 1992 through 1996, the Trustee issued various reports to the bondholders, from time to time, summarizing, among other things, the remedies available under the Indenture and the actions taken and proposed to be taken by the Trustee relating to the Events of Default. The Trustee informed the bondholders in a report issued to the bondholders in 1994 that the unaffiliated collateral evaluation service retained by the Trustee to review and analyze the collateral securing the Bonds concluded there was a significant depreciation in the value of the properties securing the mortgage loans and such depreciation in value was likely to have a significant affect on the bondholders' ultimate recovery of their investment in the Bonds. The Trustee also stated in that report their intent to hold the collateral for the present and this decision was reconfirmed in subsequent reports issued to the bondholders in 1995 and 1996.

       The Trustee requested reimbursement from the Company for costs of legal counsel and the collateral evaluation service relating to the Events of Default and for trust administration services of the Trustee. The Company does not have, nor does it expect to have, the cash funds to reimburse the Trustee for these costs. Under the terms of the Indenture, the Trustee may, in certain instances, apply moneys from the reserve funds or from the sale of the pledged collateral to the payment of expenses incurred and advances made by the Trustee. As of December 31, 1997, the Trustee withdrew on a cumulative basis $109 from the reserve fund for the Series A Bonds and the same amount of $109 from the reserve fund for the Series B Bonds for these costs.

       Prior to and including the payment made on March 28, 1997 to the Series B bondholders from the sale of the mortgage loans securing such series, the Company made timely payments due to the bondholders under the terms of the Indenture. However, the Company believed that the exhaustion of the blanket mortgage insurance coverage for the Bonds issued by the Company, the anticipated withdrawal by the Trustee for expenses and advances for its trust administration services and for the expenses and costs of the Events of Default, a continuation of the high costs and losses associated with foreclosures on pledged loans and the application by the Company under the terms of the Indenture of certain proceeds from insurance claims, principal prepayments and foreclosures to payment of interest on the Bonds rather than to redemptions or prepayments of principal on the Bonds would in the future cause a deficiency in cash flows available for the payments due on the related Bonds and the eventual depletion of the cash reserve funds. In addition, at the end of 1996, the Bonds had a stated maturity within the next 4 years in the year 2000 and there was a significant shortfall in the principal balance and weighted average interest rate earned on the pledged loans compared to the corresponding principal balance and interest rates paid on the Bonds. Such events would cause the Company at some future date to be unable to meet its debt service requirements under the Indenture and holders of Bonds would receive less than the principal amounts due on their Bonds.

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

       Mortgage, as servicer, was not obligated to advance delinquent payments due on the pledged mortgage loans unless it reasonably believes that such advances will ultimately be recoverable from mortgage insurance proceeds. During 1991, Mortgage, as servicer, advised the Company that it would not advance delinquent mortgage loan payments due to the uncertainty of the recoverability of such advances. As a result, the Trustee withdrew once each in 1991 and 1992 a portion of the reserve funds to make the required interest payments on the Series B Bonds and to make one such payment on the Series A Bonds in 1996. In addition to the withdrawals from the reserve funds by the Trustee for bond administration costs and expenses, the anticipated cash flow deficiencies to meet future debt service requirements would have also resulted in further withdrawals from each of the reserve funds for both series of Bonds until these funds were eventually exhausted. The cash reserve funds for the Series A Bonds and Series B Bonds were substantially depleted from the principal payments paid on these Bonds during the first quarter of 1997. At December 31, 1997, funds on deposit with the Trustee, including the remaining cash reserve funds, totaled $43.

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

       On February 7, 1997, the Company sold, without recourse, all of its mortgage loans to this investor except for one loan pledged to secure the Series B Bonds which was in the process of foreclosure. During February and March, 1997, the Trustee used the proceeds from this sale together with payments collected on these loans prior to the sale and funds from the respective cash reserve funds to pay the Series A Bonds in full and to make a principal prepayment of $1,642 on the Series B Bonds. At December 31, 1997, the outstanding principal balance of the Series B Bonds was $525.

       The Company does not have, nor expect to have, any assets available to make further payments on the Series B Bonds other than the remaining cash funds on deposit with the Trustee and the one remaining foreclosed mortgage loan in the process of liquidation with an outstanding principal balance of $36 and estimated net realizable value of $7. The Trustee stated in the Special Report (dated March 28, 1997) sent to the Series B bondholders that the Trustee expects, and the Company agrees, the proceeds from the liquidation of this loan will not be sufficient to repay the remaining principal of the Series B Bonds in full. The Trustee further stated in this report that, due to such insufficiency, there will be no further payments of interest on the Series B Bonds. Based on this statement by the Trustee, the Company ceased accruing interest expense payable on the outstanding Series B Bonds. Therefore, at December 31, 1997, the outstanding bond principal balance of $525 and interest accruing on the Series B Bonds is substantially not recoverable and is expected to result in a loss to the holders of the Series B Bonds.


(6)    INCOME TAXES:

       The Company is included in the consolidated federal income tax return filed by U.S. Home. The Company records its income tax provisions on a separate company basis in accordance with an allocation agreement with U.S. Home. Due to the previous years' losses and future uncertainties of the Company, no current or deferred income taxes have been provided in the financial statements.


(7)    TRANSACTIONS WITH AFFILIATED COMPANIES:

       Mortgage acted as servicing agent for the mortgage loans and administers the disposition of the one remaining foreclosed mortgage loan owned by the Company. Mortgage is entitled to a monthly servicing fee on each pledged loan at an agreed upon minimum rate. Mortgage also furnishes the Company with bookkeeping, accounting and administrative services, including services of the officers and employees of Mortgage without charge to the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   See note 1 to the financial statements.

                             PART III

Item 10.   Directors and Executive Officers of the Registrant

       The Company's Board of Directors and executive officers during 1997 and their respective ages, length of service as a director and positions are set forth below:

                                   Served as
                                   Director
       Name                  Age    Since     Position and Office
   ----------------------  ------  ---------- -------------------------------
   James R. Petty            49      1992     Director and President

   Ronald C. McCabe          49      1992     Director, Senior Vice President
                                              and Secretary

   Virginia S. Casagrande    47      1996     Director, Vice President,
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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

       As of February 28, 1998, Mortgage owned all of the issued and outstanding stock of the Company.

       James R. Petty, President of the Company, beneficially owns 32,786 shares of common stock of U.S. Home Corporation, including 21,667 options to acquire shares of common stock of which 12,668 are fully exercisable, and 11,119 shares issued pursuant to a restricted stock plan subject to forfeited and vesting provisions, all of which constitutes less than 1% of such outstanding shares of U.S. Home Corporation.

       Virginia S. Casagrande, Vice President,  Controller of the Company,
   beneficially  owns  70    shares   of   common   stock  of  U.S.  Home
   Corporation which constitutes less than 1% of such outstanding shares.

       The    directors  and  executive  officers of the Company as a group
   beneficially   own   32,856 shares   of  common  stock  of  U.S.  Home
   Corporation, which constitutes less than 1% of such shares.

       No other Director or executive officer of the Company owns any shares of stock issued by U.S. Home Corporation.

Item 13.    Certain Relationships and Related Transactions

       At December 31, 1997, the remaining payable to Mortgage of $1,584 consists, primarily, of funds advanced to the Company to redeem certain series of mortgage-backed bonds. The Company does not have the funds to repay this payable to Mortgage.

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

         10.10 Underwriting Agreement, dated June 15, 1981, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & Co., and Raymond, James & Associates, Inc.
               Exhibit 1.10 to Registrant's Registration Statement on Form S-11, registration No.2-67676, is incorporated by reference.

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

        10.19 Underwriting Agreement, dated March 17, 1982, among U.S. Home Finance Corporation, Edward D. Jones & Co., J.C. Bradford & o., and Raymond, James & Associates, Inc.
               Exhibit 10.19 to Registrant's Form 10-K for the year ended December 31, 1981, is incorporated by reference.

        10.20 Underwriting Agreement, dated June 4, 1982, among U.S. Home Finance Corporation, Edward D. Jones & Co., J. C. Bradford & Co., and Raymond, James & Associates, Inc. Exhibit 10.20 to Registrant's Form 10-K for the year ended December 31, 1982, is incorporated by reference.

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

        10.30 Amendment, dated April 1, 1981, to Credit Loan Agreement, dated November 21, 1980, among The First National Bank of
               Chicago,   U.S.   Hom    Corporation,   U.S.  Home Finance
               Corporation and U.S. Home Acceptance Corporation. Exhibit 20
               to   Registrant's   Form   10-Q   for   the  quarter ended
               June 30, 1981, is incorporated by reference.

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

        10.44 Credit Loan Agreement, dated as of June 30, 1982, among The First National Bank of Chicago, U.S. Home Mortgage Corporation, U.S.Home Finance Corporation and U.S. Home Acceptance Corporation. Exhibit 20.2 to Registrant's Form 10-Q for quarter ended June 30, 1982, is incorporated by reference.

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

          99 Description of the Bonds and Security Package from Pages 6 through 15 to Prospectus, dated July 23, 1980 (Registration No. 2-67676). Exhibit 99 to Registrant's Form 10-K for the year ended December 31, 1996, is incorporated by reference.

(b) No report on Form 8-K was filed by the Company during the three months ended December 31, 1997.

                            SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 1998         C.M. Corp.



                               By:   /s/ James R. Petty
                                     ----------------------------------
                                     James R. Petty
                                     President (principal executive officer)



                               By:   /s/ Ronald C. McCabe
                                     ----------------------------------
                                     Ronald C. McCabe
                                     Senior Vice President, Chief Accounting
                                     Officer and Chief Financial Officer
                                     (principal accounting officer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

    Signature                   Title                          Date
    ---------                   -----                          ----



 /s/ James R. Petty            Director and President           March 30, 1998
--------------------           (principal executive officer)
(James R. Petty)



 /s/ Ronald C. McCabe          Director and Senior Vice         March 30, 1998
-----------------------        President (principal accounting
(Ronald C. McCabe)             officer)

 /s/ Virginia S. Casagrande    Director, Vice President,        March 30, 1998
---------------------------    Controller and Assistant
(Virginia S. Casagrande)       Secretary

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

                        INDEX TO EXHIBITS
                        -----------------

EXHIBIT                                                             PAGE
NUMBER                     DESCRIPTION                             NUMBER
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

3.2            By-Laws of Registrant.  Exhibit 3.2 to
               Registrant's Registration Statement  on
               Form S-ll, registration No. 2-67676 is
               incorporated by reference.                            *

4.1            Indenture, dated as of July 15, 1980,
               between U.S. Home Finance Corporation,
               as Issuer, and The First National Bank
               of Chicago, as Trustee.  Exhibit 4.1 to
               Registrant's Registration Statement on
               Form S-ll, registration No.2-67676, is
               incorporated by reference.                           *

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

4.4            Third Supplemental Indenture, dated as of
               October 1, 1980, between U.S.  Home Finance
               Corporation, as Issuer, and The First National
               Bank of Chicago, as Trustee.  Exhibit 4.4 to
               Registrant's Registration Statement on Form S-11,
               registration No. 2-67676, is incorporated by
               reference.                                           *

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

                        INDEX TO EXHIBITS
                        -----------------
                            Continued
                            ---------

EXHIBIT                                                             PAGE
NUMBER                     DESCRIPTION                             NUMBER
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

                        INDEX TO EXHIBITS
                        -----------------
                            Continued
                            ---------

EXHIBIT                                                             PAGE
NUMBER                     DESCRIPTION                             NUMBER
------                     -----------                             ------

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

4.14           Thirteenth  Supplemental  Indenture,
               dated  as of July 30, 1981, between U.S.
               Home Finance Corporation, as Issuer, and
               The First National Bank of Chicago,
               as Trustee.  Exhibit 4.2 to Registrant's
               Form 10-Q for the quarter ended
               September 30, 1981, is incorporated
               herein by reference.                                 *

4.15           Indenture, dated as of June 15, 1981,
               between U.S. Home Finance Corporation,
               as Issuer, and The First National Bank
               of Chicago, as Trustee.  Exhibit 4.14 to
               Registrant's Registration Statement on
               Form S-ll, registration No. 2-73132, is
               incorporated by reference.                           *

                        INDEX TO EXHIBITS
                        -----------------
                            Continued
                            ---------

EXHIBIT                                                             PAGE
NUMBER                     DESCRIPTION                             NUMBER
------                     -----------                             ------

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

                        INDEX TO EXHIBITS
                        -----------------
                            Continued
                            ---------

EXHIBIT                                                             PAGE
NUMBER                     DESCRIPTION                             NUMBER
------                     -----------                             ------

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

                        INDEX TO EXHIBITS
                        -----------------
                            Continued
                            ---------

EXHIBIT                                                             PAGE
NUMBER                     DESCRIPTION                             NUMBER
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

                        INDEX TO EXHIBITS
                        -----------------
                            Continued
                            ---------

EXHIBIT                                                             PAGE
NUMBER                     DESCRIPTION                             NUMBER
------                     -----------                             ------

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

                        INDEX TO EXHIBITS
                        -----------------
                            Continued
                            ---------

EXHIBIT                                                             PAGE
NUMBER                     DESCRIPTION                             NUMBER
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

                        INDEX TO EXHIBITS
                        -----------------
                            Continued
                            ---------

EXHIBIT                                                             PAGE
NUMBER                     DESCRIPTION                             NUMBER
------                     -----------                             ------

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

10.13          Underwriting Agreement, dated October 1,
               1981, among U.S. Home Finance Corporation,
               Edward D. Jones & Co., J.C. Bradford & Co.,
               and Raymond,  James & Associates,  Inc.
               Exhibit 10.13 to Registrant's Form 10-K, for
               the  year  ended  December  31,  1981 is
               incorporated  by reference.                          *

10.14          Underwriting  Agreement,  dated  October 21,
               1981,  among U.S. Home Finance Corporation,
               Edward D. Jones & Co., J.C. Bradford & Co.,
               and Raymond, James & Associates,  Inc.
               Exhibit 10.14 to Registrant's  Form 10-K,
               for the year ended December 31, 1981 is
               incorporated by reference.                           *

10.15          Underwriting Agreement,  dated November 19,
               1981,  among U.S. Home Finance  Corporation,
               Edward D. Jones & Co., J.C. Bradford & Co.,
               and Raymond, James & Associates, Inc.
               Exhibit 10.15 to Registrant's Form 10-K,
               for the year ended December 31, 1981 is
               incorporated by reference.                           *

10.16          Underwriting Agreement, dated December 14,
               1981, among U.S. Home Finance Corporation,
               Edward D. Jones & Co., J.C. Bradford & Co.,
               and Raymond, James & Associates, Inc.
               Exhibit 10.16 to Registrant's Form 10-K,
               for the year ended December 31, 1981 is
               incorporated by reference.                           *

                        INDEX TO EXHIBITS
                        -----------------
                            Continued
                            ---------

EXHIBIT                                                             PAGE
NUMBER                     DESCRIPTION                             NUMBER
------                     -----------                             ------

10.17          Underwriting Agreement, dated January 21,
               1982, among U.S. Home Finance Corporation,
               Edward D. Jones & Co., J.C. Bradford & Co.,
               and Raymond, James & Associates, Inc.
               Exhibit 10.17 to Registrant's Form 10-K,
               for the year ended December 31, 1981 is
               incorporated by reference.                           *

10.18          Underwriting Agreement, dated February 26,
               1982, among U.S. Home Finance Corporation,
               Edward D. Jones & Co., J.C. Bradford & Co.,
               and Raymond, James & Associates, Inc.
               Exhibit 10.18 to Registrant's Form 10-K,
               for the year ended December 31, 1981 is
               incorporated by reference.                           *

10.19          Underwriting Agreement, dated
               March 17, 1982, among U.S. Home
               Finance Corporation, Edward D.
               Jones & Co., J.C. Bradford & Co.,
               and Raymond, James & Associates,
               Inc.  Exhibit 10.19 to Registrant's
               Form 10-K, for the  year ended
               December 31, 1981 is incorporated
               by reference.                                        *

10.20          Underwriting Agreement, dated
               June 4, 1982, among U.S. Home Finance
               Corporation, Edward D. Jones & Co.,
               J.C. Bradford & Co., and Raymond,
               James & Associates, Inc.  Exhibit
               10.20 to Registrant's Form 10-K,
               for the year ended December 31, 1981
               is incorporated by reference.                        *

10.21          Underwriting Agreement, dated
               September 1, 1982, among U.S. Home
               Finance Corporation, Edward D. Jones
               & Co., J.C. Bradford & Co., and
               Raymond, James & Associates, Inc.
               Exhibit 10.21 to Registrant's
               Form 10-K, for the  year ended
               December 31, 1981 is incorporated
               by reference.                                        *

                        INDEX TO EXHIBITS
                        -----------------
                            Continued
                            ---------

EXHIBIT                                                              PAGE
NUMBER                     DESCRIPTION                              NUMBER
------                     -----------                              ------

10.22          Underwriting Agreement, dated
               October 13, 1982, among U.S. Home
               Finance Corporation, Edward D.
               Jones & Co., J.C. Bradford & Co., and
               Raymond, James & Associates, Inc.
               and I. M. Simon & Co.   Exhibit 10.22 to
               Registrant's Form 10-K, for the year
               ended December 31, 1981 is
               incorporated  by reference.                          *

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

10.25          Servicing Agreement, dated
               June 15, 1981, among U.S. Home Finance
               Corporation, U.S. Home Mortgage
               Corporation and U.S. Home Corporation.
               Exhibit 10.5 to Registrant's Registration
               Statement on Form S-ll, registration
               No. 2-73132 is incorporated by reference.            *

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

                        INDEX TO EXHIBITS
                        -----------------
                            Continued
                            ---------

EXHIBIT                                                             PAGE
NUMBER                     DESCRIPTION                             NUMBER
------                     -----------                             ------

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

10.28          Credit Agreement, dated November 21, 1980,
               among The First National Bank of Chicago,
               U.S. Home Corporation, U.S. Home Finance
               Corporation and U.S. Home Acceptance
               Corporation.  Exhibit 10.10 to Registrant's
               Form 10-K, for the year ended December 31, 1980
               is incorporated by reference.                        *

10.29          Amendment, dated March 26, 1981 to  Credit
               Loan Agreement, dated November 21, 1980,
               among The First National Bank of Chicago,
               U.S. Home Corporation, U.S. Home Finance
               Corporation and U.S. Home Acceptance
               Corporation.  Amendment to Registrant's
               Form 10-Q for quarter ended March 31, 1981,
               is incorporated by reference.                        *

10.30          Amendment, dated April 1, 1981 to Credit
               Loan Agreement, dated November 21, 1980,
               among The First National Bank of Chicago,
               U.S. Home Corporation, U.S. Home Finance
               Corporation and U.S. Home Acceptance
               Corporation.  Amendment to Registrant's
               Form 10-Q for quarter ended June 30,
               1981, is incorporated by reference.                  *

10.31           Amendment, dated July 1, 1981 to
                Credit Loan Agreement, dated
                November 21, 1980, among The First
                National Bank of Chicago, U.S. Home
                Mortgage Corporation, U.S. Home
                Finance Corporation and U.S. Home
                Acceptance Corporation.  Amendment
                to Registrant's Form 10-Q for quarter
                ended September 30, 1981, is
                incorporated by reference.                          *

                        INDEX TO EXHIBITS
                        -----------------
                            Continued
                            ---------

EXHIBIT                                                             PAGE
NUMBER                     DESCRIPTION                             NUMBER
------                     -----------                             ------

10.32           Amendment, dated August 1, 1981 to
                Credit Loan Agreement, dated November 21,
                1980, among The First National Bank of
                Chicago, U.S. Home Mortgage Corporation,
                U.S. Home Finance Corporation and U.S.
                Home Acceptance Corporation.  Amendment
                to Registrant's Form 10-Q for quarter
                ended September 30, 1981, is incorporated
                by reference.                                       *

10.33           Amendment, dated September 1, 1981 to
                Credit Loan Agreement, dated November 21,
                1980, among The First National Bank  of
                Chicago,  U.S. Home Mortgage Corporation,
                U.S. Home Finance Corporation and U.S. Home
                Acceptance Corporation.  Amendment to
                Registrant's Form 10-Q for quarter ended
                September 30, 1981, is incorporated by
                reference.                                          *

10.34           Amendment, dated October 1, 1981 to Credit
                Loan Agreement, dated November 21, 1980,
                among The First National Bank of Chicago,
                U.S. Home Mortgage Corporation, U.S. Home
                Finance Corporation and U.S. Home
                Acceptance Corporation.  Amendment to
                Registrant's Form 10-Q for quarter ended
                September 30, 1981, is incorporated by
                reference.                                          *

10.35           Amendment, dated October 1, 1981 to Credit
                Loan Agreement, dated November 21, 1980,
                among The First National Bank of Chicago,
                U.S. Home Mortgage Corporation, U.S. Home
                Finance Corporation and U.S. Home
                Acceptance Corporation.  Amendment to
                Registrant's Form 10-Q for quarter
                ended September 30, 1981, is incorporated
                by reference.                                       *

                       INDEX TO EXHIBITS
                        -----------------
                            Continued
                            ---------

EXHIBIT                                                             PAGE
NUMBER                     DESCRIPTION                             NUMBER
------                     -----------                             ------

10.36           Amendment, dated November 1, 1981  to
                Credit Loan Agreement, dated November 21,
                1980, among The First National Bank  of
                Chicago, U.S. Home Mortgage Corporation,
                U.S. Home Finance Corporation and U.S. Home
                Acceptance Corporation.  Amendment to
                Registrant's Form 10-Q for quarter ended
                September 30, 1981, is incorporated by
                reference.                                          *

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

                        INDEX TO EXHIBITS
                        -----------------
                            Continued
                            ---------

EXHIBIT                                                             PAGE
NUMBER                     DESCRIPTION                             NUMBER
------                     -----------                             ------


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

                        INDEX TO EXHIBITS
                        -----------------
                            Continued
                            ---------

EXHIBIT                                                             PAGE
NUMBER                     DESCRIPTION                             NUMBER
------                     -----------                             ------

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

                        INDEX TO EXHIBITS
                        -----------------
                            Continued
                            ---------

EXHIBIT                                                              PAGE
NUMBER                     DESCRIPTION                              NUMBER
------                     -----------                              ------

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

                        INDEX TO EXHIBITS
                        -----------------
                            Continued
                            ---------

EXHIBIT                                                              PAGE
NUMBER                     DESCRIPTION                              NUMBER
------                     -----------                              ------

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

                        INDEX TO EXHIBITS
                        -----------------
                            Continued
                            ---------


EXHIBIT                                                              PAGE
NUMBER                     DESCRIPTION                              NUMBER
------                     -----------                              ------


99              Description of the Bonds and Security
                Package from Pages 6 through 15 to
                Prospectus, dated July 23, 1980
                (Registration No. 2-67676). Exhibit 99 to
                Registrant's Form 10-K for the year ended
                December 31, 1996, is incorporated
                by reference.                                       *




*Incorporated by Reference