Form 10-Q
period 1998-03-31
CM CORP
filed 1998-05-14
CIK 316692

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q
(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                     OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to_____________.

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

                                                     Yes     X          No

Number of shares outstanding of the registrant's common stock as of April 30, 1998:

              Class                    Outstanding as of April 30, 1997
------------------------------         --------------------------------
 Common Stock, $1 par value                     1,000 shares

                                Page 1 of 16
                      Exhibit Index Located on Page 14

                                 C.M. CORP.
                                 ----------

                                   INDEX

                                                              Page Number
                                                              -----------
Part I -    Financial Information

            Item 1.  Financial Statements

                Condensed Balance Sheets -
                     March 31, 1998 and December 31, 1997           3

                Condensed Statements of Operations - Three
                     Months Ended March 31, 1998 and 1997           4

                Condensed Statements of Cash Flows - Three
                     Months Ended March 31, 1998 and 1997           5

                Notes to Condensed Financial Statements             6

            Item 2.  Management's Discussion and Analysis
                of the Results of Operations and Financial
                Condition                                          11

            Item 3.  Defaults Upon Senior Securities               12


Part II -   Other Information

            Item 6.  Exhibits and Reports on Form 8-K              13

                                 C.M. CORP.
                          CONDENSED BALANCE SHEETS
                                (Unaudited)


                                                        (Dollars in Thousands)
                                                     March 31,    December 31,
                                                       1998            1997
                                                    ----------    ------------

                                  ASSETS

RESTRICTED CASH ..................................    $    43       $    43

REAL ESTATE OWNED ................................          7             7
                                                      -------       -------

                                                      $    50       $    50
                                                      =======       =======

   LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
Payable to U.S. Home Mortgage Corporation ........    $ 1,584       $ 1,584
Long-term debt, in default .......................        525           525
                                                      -------       -------

            Total liabilities ....................      2,109         2,109
                                                      -------       -------


STOCKHOLDER'S EQUITY:


Common stock, $1 par value .......................          1             1
Capital in excess of par value ...................      1,718         1,718
Retained deficit .................................     (3,778)       (3,778)
                                                      -------       -------
            Total stockholder's equity ...........     (2,059)       (2,059)
                                                      -------       -------
                                                      $    50       $    50
                                                      =======       =======

      The accompanying notes are an integral part of these balance sheets.

                                 C.M. CORP.
                     CONDENSED STATEMENTS OF OPERATIONS
                           (Dollars in Thousands)
                                (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                       1998             1997
                                                     ---------        --------

REVENUES:

    Interest ..................................           $--           $30
    Gain on sale of loans .....................            --            65
                                                          ---           ---
                                                           --            95
                                                          ---           ---

EXPENSES:
    Interest ..................................            --            83
    Other .....................................            --             1
                                                          ---           ---
                                                           --            84
                                                          ---           ---

NET INCOME ....................................           $--           $11
                                                          ===           ===

    The accompanying notes are an integral part of these statements.

                                 C.M. CORP.
                     CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                         1998           1997
                                                         ----        --------
Net Cash Used By Operating Activities ..........         $--         $   (11)
                                                         -----       -------

Cash Flows From Investing Activities:
       Proceeds from investments in
         residential mortgage loans ............          --           2,374
       Decrease in restricted cash .............          --             508
                                                         -----       -------
       Net cash provided by investing
         activities ............................          --           2,882
                                                         -----       -------

Cash Flows From Financing Activities:
       Repayment of long-term debt .............          --          (2,871)
                                                         -----       -------
       Net cash used by financing
         activities ............................          --          (2,871)
                                                         -----       -------

Net Change In Cash .............................          --            --

Cash At Beginning of Period ....................          --            --
                                                         -----       -------

Cash At End of Period ..........................         $--         $  --
                                                         =====       =======

Supplemental Disclosure:
       Interest Paid ...........................         $--         $   129
                                                         =====       =======




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

         In the opinion of the Company, subject to the matter discussed in the preceding paragraph, the accompanying condensed financial statements contain all adjustments (all of which were normal and recurring) necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997, and its results of operations and the statements of cash flows for the three-month periods ended March 31, 1998 and 1997.

(2)      INVESTMENT IN RESIDENTIAL MORTGAGE LOANS:

         On February 7, 1997, the Company sold substantially all of its remaining mortgage loans with an outstanding principal balance of $2,366 on the date of purchase for an above par purchase price to an unaffiliated investor and realized a gain on such sale of $65 (See Note 5).

(3)      VALUATION RESERVES:

         The  following   summarizes   valuation  reserves  for  losses  on
         investment in residential mortgage loans and real estate owned for the three months ended March 31, 1998 and 1997.

                                                                Real Estate
                                                Investments        Owned
                                                -----------     ------------

               Balance at December 31, 1996      $    22           $   -
                                                 -------           -----
               Balance at September 30, 1997     $    22           $   -
                                                 =======           =====

               Balance at December 31, 1997      $   -             $   -
                                                 -------           -----
               Balance at March 31, 1998         $   -             $   -
                                                 =======           =====

(4)      LONG-TERM DEBT:

         In accordance with the terms of an indenture ("Indenture"), dated as of July 15, 1980, between the Company and The First National Bank of Chicago ("Trustee"), as amended and supplemented, the Company issued, in 1980 and 1981, conventional mortgage-backed bonds with original principal balances of $100,000 ("Bonds"). As a result of the sale on February 7, 1997 of substantially all of the mortgage loans pledged to secure the Bonds, the Trustee paid principal on the Bonds in the amount of $2,871 during the first quarter of 1997 (See Note 5).

         The Company secured the Bonds pursuant to an investment in a significant number of conventional residential mortgage loans with high loan-to-value ratios that were located primarily in energy-related areas which in the mid 1980's experienced a sharp decline in real estate values and high foreclosure rates. In 1987, the costs and losses associated with the repossession, maintenance and resale of foreclosed properties increased due to depressed resale values in these areas which, in turn, accelerated claims against available blanket mortgage insurance coverage. During 1988, the Company exhausted the blanket mortgage insurance coverage to cover foreclosure losses on the conventional mortgage loan pools securing the Bonds. As a result of the exhaustion of the blanket mortgage insurance coverage for the mortgage pools, losses have been and may be incurred by the Company that previously were reimbursed by the mortgage insurer.

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

         The Trustee requested reimbursement from the Company for costs of legal counsel and the collateral evaluation service relating to the Events of Default and for trust administration services of the Trustee. The Company does not have, nor does it expect to have, the cash funds to reimburse the Trustee for these costs. Under the terms of the Indenture, the Trustee may, in certain instances, apply moneys from the reserve funds or from the sale of the pledged collateral to the payment of expenses incurred and advances made by the Trustee. As of March 31, 1998, the Trustee withdrew on a cumulative basis $109 from the reserve fund for the Series A Bonds and the same amount of $109 from the reserve fund for the Series B Bonds for these costs.

         Prior to and including the payment made on March 28, 1997 to the Series B bondholders from the sale of the mortgage securing such series, the Company had made timely payments due to the bondholders under the terms of the Indenture. However, the Company believed that the exhaustion of the blanket mortgage insurance coverage for the Bonds issued by the Company, the anticipated withdrawal by the Trustee for additional expenses and advances for its trust administration services and for expenses and costs of the Events of Default, a continuation of the high costs and losses associated with foreclosures on pledged loans and the application by the Company under the terms of the Indenture of certain proceeds from insurance claims, principal prepayments and foreclosures to payment of interest on the Bonds rather than to redemptions or prepayments of principal on the Bonds would in the future cause a deficiency in cash flows available for the payments due on the related Bonds and the eventual depletion of the cash reserve funds. In addition, at the end of 1996, the Bonds had a stated maturity within the next 4 years in the year 2000 and there was a significant shortfall in the principal balance and weighted average interest rate earned on the pledged loans compared to the corresponding interest rates paid on the Bonds. Such events would cause the Company at some future date to be unable to meet its debt service requirements under the Indenture and holders of Bonds would receive less than the principal amounts due on their Bonds.

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

         U.S. Home Mortgage Corporation ("Mortgage"), as servicer, was not obligated to advance delinquent payments due on the pledged mortgage loans unless it reasonably believed that such advances would ultimately be recoverable from mortgage insurance proceeds. During 1991, Mortgage, as servicer, advised the Company that it would not advance delinquent mortgage loan payments due to the uncertainty of the recoverability of such advances. As a result, the Trustee withdrew once each in 1991 and 1992 a portion of the reserve funds to make the required interest payments on the Series B Bonds and to make such payments on the Series A Bonds in 1996. In addition to the withdrawals from the reserve funds by the
         Trustee for bond administration costs and expenses, the anticipated cash flow deficiencies to meet future debt service requirements would have also resulted in further withdrawals from each of the reserve funds for both series of Bonds until these funds were eventually exhausted. The cash reserve funds for the Series A and Series B Bonds were substantially depleted from the principal payments paid on these Bonds during the first quarter of 1997. At March 31, 1998, funds on deposit with the Trustee, including the remaining cash reserve funds, totaled $43.

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

         On February 7, 1997, the Company sold, without recourse, all of its mortgage loans to this investor except for one loan pledged to secure the Series B Bonds which was in the process of foreclosure. During February and March, 1997, the Trustee used the proceeds from this sale together with payments collected on these loans prior to the sale and funds from the respective cash reserve funds to pay the Series A Bonds in full and to make a principal prepayment of $1,642 on the Series B Bonds. At March 31, 1998, the outstanding principal balance of the Series B Bonds was $525.

         The Company does not have, nor expect to have, any assets available to make further payments on the Series B Bonds other than the remaining cash funds on deposit with the Trustee and the one remaining foreclosed mortgage loan in the process of liquidation with an outstanding principal balance of $36 and estimated net realizable value of $7. The Trustee stated in the Special Report (dated March 28, 1997) sent to the Series B bondholders that the Trustee expects, and the Company agrees, the proceeds from the liquidation of this loan will not be sufficient to repay the remaining principal of the Series B Bonds in full. The Trustee further stated in this report that, due to such insufficiency, there will be no further payments of interest on the Series B Bonds. Based on this statement by the Trustee, the Company ceased accruing interest expense payable on the outstanding Series B Bonds. Therefore, at March 31, 1998, the outstanding bond principal balance of $525 and interest accruing on the Series B Bonds is substantially not recoverable and is expected to result in a loss to the holders of the Series B Bonds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Results of Operations -

            Interest revenues and expenses decreased during the three month period ended March 31, 1998 compared to the same period in 1997 due, primarily, to a reduction in the outstanding principal balances of the mortgage loans and long-term debt from the sale of substantially all of the mortgage loans and the principal prepayment of a significant portion of the related long-term debt from such sale proceeds during the first quarter of 1997. In addition, the Company realized a gain from the sale of these loans.

            As of March 31, 1998, the Company's only earning asset is the cash reserve funds on deposit in a short-term money market account with the Trustee.

            Financial Condition and Liquidity -

            At March 31, 1998, the Company had outstanding approximately $525,300 of mortgage-backed bonds ("Bonds") remaining from the issuance, under the terms of an indenture ("Indenture"), of its Series B Bonds. On May 28, 1992, as a result of non-compliance with a covenant under the Indenture, the Trustee for the Bonds (consisting of the Series A and Series B Bonds) notified the Company that an Event of Default had occurred and declared the outstanding principal balance of the Bonds issued under the Indenture to be immediately due and payable.

            On February 7, 1997, the Company sold, without recourse, and with the consent of the Trustee, all of its mortgage loans at an above par purchase price to an unaffiliated investor except for one loan in default and pledged to secure the Series B Bonds which has been subsequently foreclosed and is awaiting liquidation. During February and March, 1997, the Trustee used the proceeds from this sale together with payments collected on these loans prior to the sale and funds from the respective cash reserve funds to pay the Series A Bonds in full and to make a principal prepayment of $1,642,200 on the Series B Bonds.

            The Company does not have, nor expect to have, any assets available to make further payments on the Series B Bonds other than the remaining cash funds on deposit with the Trustee of $43,300 and the one remaining foreclosed mortgage loan in the process of liquidation with an outstanding principal balance of $36,100 and an estimated net realizable value of $7,000. The Trustee expects, and the Company agrees, that the proceeds from the liquidation of this loan will not be sufficient to repay the remaining principal of the Series B Bonds in full. The Trustee also informed the Series B bondholders that, due to such insufficiency, there will be no further payments of interest on the Series B Bonds. Therefore, at March 31, 1998, the outstanding bond principal balance of $525,300 and interest accruing on the Series B Bonds is substantially not recoverable and is expected to result in a loss to the holders of the Series B Bonds.

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

            For additional information, see "Notes 2, 4 and 5 of Notes to Condensed Financial Statements."

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 Exhibit 11 - Computation of Income  Per Common Share.

                 Exhibit 27 - Financial Data Schedule.

            (b)  Reports on Form 8-K

                 No Current Report on Form 8-K was filed by the Company during the three months ended March 31, 1998.



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           C.M. CORP.
                                           (Registrant)


Date:   May 13, 1998                       /s/ James R. Petty
                                           ------------------------------
                                           (James R. Petty)
                                           President and Chief Executive
                                           Officer (principal executive
                                           officer)


Date:   May 13, 1998                       /s/ Ronald C. McCabe
                                           ---------------------
                                           (Ronald C. McCabe)
                                           Senior Vice President and
                                           Chief Accounting Officer
                                           (principal accounting officer)

                             INDEX OF EXHIBITS




 Exhibit                                                           Page
 Number                                                           Number
--------                                                          ------
     11          Computation of Income Per Common Share             15

     27          Financial Data Schedule                            16