Form 10-Q
period 1998-06-30
CM CORP
filed 1998-08-13
CIK 316692

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                     OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to _________________.

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

                               (727) 791-2111
                             (Telephone Number)

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

Number of shares  outstanding of the  registrant's  common stock as of July
31, 1998:

                   Class                       Outstanding as of July 31, 1998
--------------------------------------------   -------------------------------
     Common Stock, $1 par value                          1,000 shares

                                Page 1 of 16
                      Exhibit Index Located on Page 14

                                 C.M. CORP.
                                 ----------


                                   INDEX


                                                                  Page Number
                                                                  -----------
Part I -    Financial Information

            Item 1.  Financial Statements

                Condensed Balance Sheets -
                     June 30, 1998 and December 31, 1997               3

                Condensed Statements of Operations - Three
                     and Six Months Ended June 30, 1998
                     and 1997                                          4

                Condensed Statements of Cash Flows - Six
                     Months Ended June 30, 1998 and 1997               5

                Notes to Condensed Financial Statements                6

            Item 2.  Management's Discussion and Analysis of the
                Results of Operations and Financial Condition         11

            Item 3.  Defaults Upon Senior Securities                  12


Part II -   Other Information

            Item 6.  Exhibits and Reports on Form 8-K                 13

                                 C.M. CORP.
                                 ----------
                          CONDENSED BALANCE SHEETS
                          ------------------------
                                (Unaudited)


                                                       (Dollars in Thousands)
                                                      June 30,    December 31,
                                                        1998           1997
                                                      --------    -----------

                                  ASSETS
                                  ------

RESTRICTED CASH .................................     $    44      $    43

REAL ESTATE OWNED ...............................           7            7
                                                      -------      -------

                                                      $    51      $    50
                                                      =======      =======

   LIABILITIES AND STOCKHOLDER'S EQUITY
   ------------------------------------

LIABILITIES:
Payable to U.S. Home Mortgage Corporation .......     $ 1,584      $ 1,584
Long-term debt, in default ......................         525          525
                                                      -------      -------

            Total liabilities ...................       2,109        2,109
                                                      -------      -------


STOCKHOLDER'S EQUITY:

Common stock, $1 par value ......................           1            1
Capital in excess of par value ..................       1,718        1,718
Retained deficit ................................      (3,777)      (3,778)
                                                      -------      -------
            Total stockholder's equity ..........      (2,058)      (2,059)
                                                      -------      -------

                                                      $    51      $    50
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

                                 C.M. CORP.
                                 ----------
                     CONDENSED STATEMENTS OF OPERATIONS
                     ----------------------------------
                           (Dollars in Thousands)
                                (Unaudited)



                                       Three Months Ended    Six Months Ended
                                            June 30,              June 30,
                                       ------------------    -----------------
                                         1998      1997      1998       1997
                                        -----     -----      ----       ----

REVENUES:

   Interest .......................      $  1      $ 11      $  1      $ 41
   Gain on sale of loans ..........       --        --        --         65
                                         ----      ----      ----      ----
                                            1        11         1       106
                                         ----      ----      ----      ----

EXPENSES:
   Interest .......................       --        --        --         83
   Other ..........................       --        --        --          1
                                         ----      ----      ----      ----
                                          --        --        --         84
                                         ----      ----      ----      ----

NET INCOME ........................      $  1      $ 11      $  1      $ 22
                                         ====      ====      ====      ====



   The accompanying notes are an integral part of these statements.

                                 C.M. CORP.
                                 ----------
                     CONDENSED STATEMENTS OF CASH FLOWS
                     ----------------------------------
                           (Dollars in Thousands)
                                (Unaudited)



                                                           Six Months Ended
                                                                June 30,
                                                           ------------------
                                                            1998        1997
                                                           -------    --------
Net Cash Provided By Operating Activities ...............  $     1    $  --
                                                           -------    -------

Cash Flows From Investing Activities:
     Proceeds from investments in residential mortgage
     loans                                                    --        2,374
     Decrease (increase) in restricted cash .............       (1)       497
                                                           -------    -------
     Net cash provided (used) by investing activities ...       (1)     2,871
                                                           -------    -------

Cash Flows From Financing Activities:
     Repayment of long-term debt ........................     --       (2,871)
                                                           -------    -------
     Net cash used by financing activities ..............     --       (2,871)
                                                           -------    -------

Net Change In Cash ......................................     --         --

Cash At Beginning of Period .............................     --         --
                                                           -------    -------

Cash At End of Period ...................................  $  --      $  --
                                                           =======    =======

Supplemental Disclosure:
     Interest Paid ......................................  $  --      $   129
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

         In the opinion of the Company, subject to the matter discussed in the preceding paragraph, the accompanying condensed financial statements contain all adjustments (all of which were normal and recurring) necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997, and its results of operations for the three-month and six-month periods ended June 30, 1998 and 1997 and the statements of cash flows for the six-month periods ended June 30, 1998 and 1997.

(2)      INVESTMENT IN RESIDENTIAL MORTGAGE LOANS:

         During the first quarter of 1997, the Company sold substantially all of its remaining mortgage loans with an outstanding principal balance of $2,366 on the date of purchase for an above par purchase price to an unaffiliated investor and realized a gain on such sale of $65 (See Note 5).

(3)      VALUATION RESERVES:

         The  following   summarizes   valuation  reserves  for  losses  on
         investment in residential mortgage loans and real estate owned for the six months ended June 30, 1998 and 1997.

                                                              Real Estate
                                               Investments        Owned
                                               -----------     ----------
               Balance at December 31, 1996     $    22        $    -
               Reclassification                     (22)            22
                                                -------        -------
               Balance at June 30, 1997         $   -          $    22
                                                =======        =======

               Balance at December 31, 1997     $   -          $    29
                                                -------        -------
               Balance at June 30, 1998         $   -          $    29
                                                =======        =======


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

         The Trustee requested reimbursement from the Company for costs of legal counsel and the collateral evaluation service relating to the Events of Default and for trust administration services of the Trustee. The Company does not have, nor does it expect to have, the cash funds to reimburse the Trustee for these costs. Under the terms of the Indenture, the Trustee may, in certain instances, apply moneys from the reserve funds or from the sale of the pledged collateral to the payment of expenses incurred and advances made by the Trustee. As of June 30, 1998, the Trustee withdrew on a cumulative basis $109 from the reserve fund for the Series A Bonds and the same amount of $109 from the reserve fund for the Series B Bonds for these costs.

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

         U.S. Home Mortgage Corporation ("Mortgage"), as servicer, was not obligated to advance delinquent payments due on the pledged mortgage loans unless it reasonably believed that such advances would ultimately be recoverable from mortgage insurance proceeds. During 1991, Mortgage, as servicer, advised the Company that it would not advance delinquent mortgage loan payments due to the uncertainty of the recoverability of such advances. As a result, the Trustee withdrew once each in 1991 and 1992 a portion of the reserve funds to make the required interest payments on the Series B Bonds and to make such payments on the Series A Bonds in 1996. In addition to the withdrawals from the reserve funds by the
         Trustee for bond administration costs and expenses, the anticipated cash flow deficiencies to meet future debt service requirements would have also resulted in further withdrawals from each of the reserve funds for both series of Bonds until these funds were eventually exhausted. The cash reserve funds for the Series A and Series B Bonds were substantially depleted from the principal payments paid on these Bonds during the first quarter of 1997. At June 30, 1998, funds on deposit with the Trustee, including the remaining cash reserve funds, totaled $44.

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

         On February 7, 1997, the Company sold, without recourse, all of its mortgage loans to this investor except for one loan pledged to secure the Series B Bonds which was in the process of foreclosure. During February and March, 1997, the Trustee used the proceeds from this sale together with payments collected on these loans prior to the sale and funds from the respective cash reserve funds to pay the Series A Bonds in full and to make a principal prepayment of $1,642 on the Series B Bonds. At June 30, 1998, the outstanding principal balance of the Series B Bonds was $525.

         The Company does not have, nor expect to have, any assets available to make further payments on the Series B Bonds other than the remaining cash funds on deposit with the Trustee and the one remaining foreclosed mortgage loan in the process of liquidation with an outstanding principal balance of $36 and estimated net realizable value of $7. The Trustee stated in the Special Report (dated March 28, 1997) sent to the Series B bondholders that the Trustee expects, and the Company agrees, the proceeds from the liquidation of this loan will not be sufficient to repay the remaining principal of the Series B Bonds in full. The Trustee further stated in this report that, due to such insufficiency, there will be no further payments of interest on the Series B Bonds. Based on this statement by the Trustee, the Company ceased accruing interest expense payable on the outstanding Series B Bonds. Therefore, at June 30, 1998, the outstanding bond principal balance of $525 and interest accruing on the Series B Bonds is substantially not recoverable and is expected to result in a loss to the holders of the Series B Bonds.

Item 2.     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations
            -------------------------

            Results of Operations -

            Interest revenues and expenses decreased during the six month period ended June 30, 1998 compared to the same period in 1997 due, primarily, to a reduction in the outstanding principal balances of the mortgage loans and long-term debt from the sale of substantially all of the mortgage loans and the principal prepayment of a significant portion of the related long-term debt from such sale proceeds during the first quarter of 1997. In addition, the Company realized a gain from the sale of these loans.

            As of June 30, 1998, the Company's only earning asset is the cash reserve funds on deposit in a short-term money market account with the Trustee.

            Financial Condition and Liquidity -

            At June 30, 1998, the Company had outstanding approximately $525,300 of mortgage-backed bonds ("Bonds") remaining from the issuance, under the terms of an indenture ("Indenture"), of its Series B Bonds. On May 28, 1992, as a result of non-compliance with a covenant under the Indenture, the Trustee for the Bonds (consisting of the Series A and Series B Bonds) notified the Company that an Event of Default had occurred and declared the outstanding principal balance of the Bonds issued under the Indenture to be immediately due and payable.

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

            The Company does not have, nor expect to have, any assets available to make further payments on the Series B Bonds other than the remaining cash funds on deposit with the Trustee of $44,049 and the one remaining foreclosed mortgage loan in the process of liquidation with an outstanding principal balance of $36,100 and an estimated net realizable value of $7,000. The Trustee expects, and the Company agrees, that the proceeds from the liquidation of this loan will not be sufficient to repay the remaining principal of the Series B Bonds in full. The Trustee also informed the Series B bondholders that, due to such insufficiency, there will be no further payments of interest on the Series B Bonds. Therefore, at June 30, 1998, the outstanding bond principal balance of $525,300 and interest accruing on the Series B Bonds is substantially not recoverable and is expected to result in a loss to the holders of the Series B Bonds.

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

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            (a)  Exhibits

                 Exhibit 11 - Computation of Income Per Common Share.

                 Exhibit 27 - Financial Data Schedule.

            (b)  Reports on Form 8-K

                 No Current Report on Form 8-K was filed by the Company during the three months ended June 30, 1998.



                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              C.M. CORP.
                                              (Registrant)


Date:   August 12, 1998                      /s/ James R. Petty
                                             -----------------------------
                                             (James R. Petty)
                                             President and Chief Executive
                                             Officer
                                             (principal executive officer)


Date:   August 12, 1998                     /s/ Ronald C. McCabe
                                            ------------------------------
                                            (Ronald C. McCabe)
                                            Senior Vice President and Chief
                                            Accounting  Officer
                                            (principal accounting officer)

                             INDEX OF EXHIBITS




 Exhibit                                                          Page
 Number                                                          Number
 --------                                                       --------

     11          Computation of Income Per Common Share            15

     27          Financial Data Schedule                           16