Form 10-Q
period 1998-09-30
CM CORP
filed 1998-11-13
CIK 316692

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q
(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                     OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to  _____________.

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

                                                   Yes     X          No

Number of shares outstanding of the registrant's common stock as of October 31, 1998:

            Class                    Outstanding as of October 31, 1998
--------------------------------     -------------------------------------
 Common Stock, $1 par value                         1,000 shares

                                Page 1 of 16
                      Exhibit Index Located on Page 14

                                 C.M. CORP.

                                   INDEX

                                                              Page Number
Part I -    Financial Information

            Item 1.  Financial Statements

                Condensed Balance Sheets -
                     September 30, 1998 and
                     December 31, 1997                                3

                Condensed Statements of Operations -
                     Three and Nine Months Ended
                     September 30, 1998 and 1997                      4

                Condensed Statements of Cash Flows -
                     Nine Months Ended September 30, 1998
                     and 1997                                         5

                Notes to Condensed Financial Statements               6

            Item 2.  Management's Discussion and Analysis of the
                Results of Operations and Financial Condition        11

            Item 3.  Defaults Upon Senior Securities                 12


Part II -   Other Information

            Item 6.  Exhibits and Reports on Form 8-K                13

                                 C.M. CORP.
                          CONDENSED BALANCE SHEETS
                                (Unaudited)


                                                      (Dollars in Thousands)
                                                  September 30,  December 31,
                                                      1998          1997
                                                 --------------  ------------

                                  ASSETS
                                  ------

RESTRICTED CASH .................................     $    44      $    43

REAL ESTATE OWNED ...............................           5            7
                                                      -------      -------

                                                      $    49      $    50
                                                      =======      =======

   LIABILITIES AND STOCKHOLDER'S EQUITY
   ------------------------------------

LIABILITIES:
Payable to U.S. Home Mortgage Corporation .......     $ 1,584      $ 1,584
Long-term debt, in default ......................         525          525
                                                      -------      -------

            Total liabilities ...................       2,109        2,109
                                                      -------      -------


STOCKHOLDER'S EQUITY:

Common stock, $1 par value ......................           1            1
Capital in excess of par value ..................       1,718        1,718
Retained deficit ................................      (3,779)      (3,778)
                                                      -------      -------
            Total stockholder's equity ..........      (2,060)      (2,059)
                                                      -------      -------

                                                      $    49      $    50
                                                      =======      =======


      The accompanying notes are an integral part of these balance sheets.

                                 C.M. CORP.
                     CONDENSED STATEMENTS OF OPERATIONS
                           (Dollars in Thousands)
                                (Unaudited)



                                      Three Months Ended   Nine Months Ended
                                        September 30,        September 30,
                                      ------------------   -----------------
                                       1998       1997      1998       1997
                                       -----     -----     -----      -----

REVENUES:

   Interest ........................    $--       $   1     $   1     $  41
   Gain on sale of loans ...........     --        --        --          65
                                        -----     -----     -----     -----
                                         --           1         1       106
                                        -----     -----     -----     -----

EXPENSES:
   Interest ........................     --        --        --          83
   Other ...........................     --           5      --           6
   Provision for losses on
        real estate owned ..........        2      --           2      --
                                        -----     -----     -----     -----

                                            2         5        (1)       89
                                        -----     -----     -----     -----

NET INCOME (LOSS) ..................    $  (2)    $  (4)    $  (1)    $  17
                                        =====     =====     =====     =====



   The accompanying notes are an integral part of these statements.

                                 C.M. CORP.
                     CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                (Unaudited)



                                                            Nine Months Ended
                                                              September 30,
                                                              1998      1997
                                                            -------   --------

Net Cash Provided (Used) By Operating Activities ........   $     1   $    (5)
                                                            -------   -------

Cash Flows From Investing Activities:
       Proceeds from investments in residential
          mortgage loans                                         --     2,374
       Decrease (increase) in restricted cash ...........        (1)      502
                                                            -------   -------
       Net cash provided (used) by investing activities .        (1)    2,876
                                                            -------   -------

Cash Flows From Financing Activities:
       Repayment of long-term debt ......................      --      (2,871)
                                                            -------   -------
       Net cash used by financing activities ............      --      (2,871)
                                                            -------   -------

Net Change In Cash ......................................      --        --

Cash At Beginning of Period .............................      --        --
                                                            -------   -------

Cash At End of Period ...................................   $  --     $  --
                                                            =======   =======

Supplemental Disclosure:
       Interest Paid ....................................   $  --     $   129
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

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplate, among other things, realization of assets and payment of liabilities in the normal course of business. However, during the first quarter of 1997, the Company sold substantially all of its mortgage loans and paid off a significant portion of its long-term debt and plans to cease operations in early 1999 (See Notes 2, 4, 5 and 6).

         In the opinion of the Company, subject to the matter discussed in the preceding paragraph, the accompanying condensed financial statements contain all adjustments (all of which were normal and recurring) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997, and its results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 and the statements of cash flows for the nine-month periods ended September 30, 1998 and 1997.


(2)      INVESTMENT IN RESIDENTIAL MORTGAGE LOANS:

         During the first quarter of 1997, the Company sold substantially all of its remaining mortgage loans with an outstanding principal balance of $2,366 on the date of purchase for an above par purchase price to an unaffiliated investor and realized a gain on such sale of $65 (See Note 5).

(3)      VALUATION RESERVES:

         The  following   summarizes   valuation  reserves  for  losses  on
         investment in residential mortgage loans and real estate owned for the nine months ended September 30, 1998 and 1997.

                                                               Real Estate
                                                 Investments       Owned
               Balance at December 31, 1996        $    22        $    -
               Reclassification                        (22)            22
                                                   -------        -------
               Balance at September 30, 1997       $   -          $    22
                                                   =======        =======

               Balance at December 31, 1997        $   -          $    29
               Provision for losses                    -                2
                                                   -------        -------
               Balance at September 30, 1998       $   -          $    31
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

         Under the terms of the Indenture, the Company agreed to provide the Trustee with the periodic reports filed with the Securities and Exchange Commission ("SEC") and to provide an annual statement to the bondholders. The Company does not have, nor did it expect to have starting in 1991, the cash funds to pay for the costs and expenses of (a) the annual audit of its financial statements required to be included in the annual report filed with the SEC or
         (b) the annual statement to be provided to the bondholders. Accordingly, the financial statements included in the Company's latest annual report and those included in the Company's annual reports filed with the SEC since 1991 are unaudited and the Company did not and no longer intends to provide annual statements to the bondholders which resulted in non-compliance with a covenant under the Indenture, permitting the Trustee or holders of 25% of the Bonds to accelerate their maturity.

         On May 28, 1992, the Trustee notified the Company that an Event of Default (as defined in the Indenture) and a default have occurred under Section 6.01(4) and Section 6.01(2), respectively, of the Indenture. The Trustee declared the outstanding principal balance of all of the remaining Bonds issued under the Indenture (consisting of the Series A and Series B Bonds on that date) to be immediately due and payable. Accordingly, pursuant to Section 12.02(a) of the Indenture, the Company ceased the redemption of any of the remaining Bonds.

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

         The Trustee requested reimbursement from the Company for costs of legal counsel and the collateral evaluation service relating to the Events of Default and for trust administration services of the Trustee. The Company does not have, nor does it expect to have, the cash funds to reimburse the Trustee for these costs. Under the terms of the Indenture, the Trustee may, in certain instances, apply moneys from the reserve funds or from the sale of the pledged collateral to the payment of expenses incurred and advances made by the Trustee. As of September 30, 1998, the Trustee withdrew on a cumulative basis $109 from the reserve fund for the Series A Bonds and the same amount of $109 from the reserve fund for the Series B Bonds for these costs.

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

         U.S. Home Mortgage Corporation ("Mortgage"), as servicer, was not obligated to advance delinquent payments due on the pledged mortgage loans unless it reasonably believed that such advances would ultimately be recoverable from mortgage insurance proceeds. During 1991, Mortgage, as servicer, advised the Company that it would not advance delinquent mortgage loan payments due to the uncertainty of the recoverability of such advances. As a result, the Trustee withdrew once each in 1991 and 1992 a portion of the reserve funds to make the required interest payments on the Series B Bonds and to make such payments on the Series A Bonds in 1996. In addition to the withdrawals from the reserve funds by the Trustee for bond administration costs and expenses, the Company believed the anticipated cash flow deficiencies to meet future debt service requirements would have resulted in further withdrawals from each of the reserve funds for both series of Bonds until these funds were eventually exhausted. The cash reserve funds for the Series A and Series B Bonds were substantially depleted from the principal payments paid on these Bonds during the first quarter of 1997. At September 30, 1998, funds on deposit with the Trustee, including the remaining cash reserve funds, totaled $44.

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

         On February 7, 1997, the Company sold, without recourse, all of its mortgage loans to this investor except for one loan pledged to secure the Series B Bonds which was in the process of foreclosure. During February and March, 1997, the Trustee used the proceeds from this sale together with payments collected on these loans prior to the sale and funds from the respective cash reserve funds to pay the Series A Bonds in full and to make a principal prepayment of $1,642 on the Series B Bonds. At September 30, 1998, the outstanding principal balance of the Series B Bonds was $525.

         The Company does not have, nor expect to have, any assets available to make further payments on the Series B Bonds other than the remaining cash funds on deposit with the Trustee and the one remaining foreclosed mortgage loan in the process of liquidation at September 30, 1998 with an outstanding principal balance of $36 and estimated net realizable value of $5. The
         Trustee stated in the Special Report (dated March 28, 1997) sent to the Series B bondholders that the Trustee expects, and the Company agrees, the proceeds from the liquidation of this loan will not be sufficient to repay the remaining principal of the Series B Bonds in full. The Trustee further stated in this report that, due to such insufficiency, there will be no further payments of interest on the Series B Bonds. Based on this statement by the Trustee, the Company ceased accruing interest expense payable on the outstanding Series B Bonds. Therefore, the outstanding bond principal balance of $525 at September 30, 1998 and interest accruing on the Series B Bonds is substantially not recoverable and will result in a loss to the holders of the Series B Bonds.

(6)      SUBSEQUENT PROPERTY SALE:

         On November 11, 1998, the Company sold the remaining foreclosed property and forwarded the funds (less costs and expenses) collected from the liquidation of this property of $5 to the Trustee. The Company anticipates the Trustee will make a final distribution of the remaining cash reserve funds and proceeds from the sale of this property to the Series B bondholders on the next scheduled quarterly interest payment date for this series on December 28, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Results of Operations -

            Interest revenues and expenses decreased during the nine month period ended September 30, 1998 compared to the same period in 1997 due, primarily, to a reduction in the outstanding principal balances of the mortgage loans and long-term debt from the sale of substantially all of the mortgage loans and the principal prepayment of a significant portion of the related long-term debt from such sale proceeds during the first quarter of 1997. In addition, the Company realized a gain from the sale of these loans.

            As of September 30, 1998, the Company's only earning asset is the cash reserve funds on deposit in a short-term money market account with the Trustee.

            Financial Condition and Liquidity -

            At September 30, 1998, the Company had outstanding approximately $525,300 of mortgage-backed bonds ("Bonds") remaining from the issuance of its Series B Bonds under the terms of an indenture ("Indenture"). On May 28, 1992, as a result of non-compliance with a covenant under the Indenture, the Trustee for the Bonds (consisting of the Series A and Series B Bonds on that date) notified the Company that an Event of Default had occurred and declared the outstanding principal balance of the Bonds issued under the Indenture to be immediately due and payable.

            On February 7, 1997, the Company sold, without recourse, and with the consent of the Trustee, all of its mortgage loans at an above par purchase price to an unaffiliated investor except for one loan in default and pledged to secure the Series B
            Bonds which was subsequently foreclosed and the property sold on November 11, 1998. During February and March, 1997, the Trustee used the proceeds from the sale of the mortgage loans together with payments collected on these loans prior to the sale and funds from the respective cash reserve funds to pay the Series A Bonds in full and to make a principal prepayment of $1,642,200 on the Series B Bonds.

            The Company does not have, nor expect to have, any assets available to make further payments on the Series B Bonds other than the remaining cash funds on deposit with the Trustee of $44,000 and the proceeds of $4,800 from the recent liquidation of the remaining foreclosed property. Therefore, the outstanding bond principal balance of $525,300 at September 30, 1998 and interest accruing on the Series B Bonds is substantially not recoverable and will result in a loss to the holders of the Series B Bonds.

            The Company anticipates the Trustee will make a final distribution of the remaining cash reserve funds and proceeds from the recent sale of the foreclosed property to the Series B bondholders on December 28, 1998.

            In addition, the Company does not have the funds to repay the payable of $1,584,000 to U.S. Home Mortgage Corporation.

            For additional information, see "Notes 2, 4, 5 and 6 of Notes to Condensed Financial Statements."

Item 3.     Defaults Upon Senior Securities.

            On May 28, 1992, the Trustee notified the Company that an Event of Default (as defined in the Indenture) had occurred and declared the outstanding principal balance of all of the remaining Bonds issued under the Indenture to be immediately due and payable.

            For additional information, see "Notes 2, 4, 5 and 6 of Notes to Condensed Financial Statements."

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 Exhibit 11 - Computation of Income (Loss) Per Common Share.

                 Exhibit 27 - Financial Data Schedule.

            (b)  Reports on Form 8-K

                 No Current Report on Form 8-K was filed by the Company during the three months ended September 30, 1998.



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 C.M. CORP.
                                                 (Registrant)


Date:   November 12, 1998                        /s/ James R. Petty
                                                 -------------------
                                                 (James R. Petty)
                                                 President and Chief
                                                 Executive Officer
                                                 (principal executive
                                                 officer)


Date:   November 12, 1998                        /s/ Ronald C. McCabe
                                                 ---------------------
                                                 (Ronald C. McCabe)
                                                 Senior Vice President and
                                                 Chief Accounting Officer
                                                 (principal accounting
                                                 officer)

                             INDEX OF EXHIBITS




 Exhibit                                                             Page
 Number                                                             Number

     11          Computation of Income (Loss) Per Common Share         16

     27          Financial Data Schedule                               17